Form 10QSB
period 2001-03-31
HYBRID FUELS INC
filed 2001-05-15
CIK 1104200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______ to _________________________

Commission File Number 0-29351

HYBRID FUELS, INC.
(Exact name of registrant as specified in its charter)

                               NEVADA
(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)
 88 0384399


#214-2791 Hwy. 97 N., Kelowna, B.C., Canada, V1X 4J8
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: 250-868-0600


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes                No X


The number of shares outstanding of the registrant's common stock as of March 31, 2001 was 19,682,000


Transitional Small Business Disclosure Format (Check one): Yes  No X








                                    -2-

HYBRID FUELS, INC.

FORM 10-QSB

For the quarter ended March 31, 2001

INDEX


Part I - Financial Information

 Item 1. Financial Statements		Page

Statements of operations for the quarters and the nine months ended March 31, 2001 and 2000

Balance sheet as of March 31, 2001

Statements of cash flows for the nine months ended March 31, 2001 and 2000

Notes to Financial Statements

          Item 2.   Management's Discussion and Analysis or Plan of Operation


Part II - Other Information

          Item 6.   Exhibits and Reports on Form 8-K

























                                   -3-
Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)

                                        Consolidated Balance Sheets
                                      March 31, 2001   June 30, 2000
                                             $               $
                                        (unaudited)     (unaudited)

        ASSETS
        Current Assets
        Cash                                  15             485
        Other Assets
        Deposit on Plant (Note 3)             -          170,561
        Note Receivable (Note 4)
                                              15         171,046

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current Liabilities
        Accounts payable                   8,416           3,111
        Accrued liabilities                2,000             -
        Note payable (Note 4)             33,638             -
        Shareholder loan payable
        (Note 5(a))                      197,956         163,748
        Amounts owing to a Director
        (Note 5(b))                      130,316          74,432
        Loan Payable (Note 6(c))         30,240             -
                                         402,566         241,291
        Temporary Equity and
        Redeemable Shares
        (Note 6(d))                      223,000         223,000

        Stockholders' Equity (Deficit)
        Common Stock: $0.001 par value;
        50,000,000 shares authorized
        16,523,600, shares are issued
        and outstanding
        (Note 6(b), (c) and (d))          16,524          16,524

        Additional Paid-in
        Capital                          165,474         165,474

        Deficit Accumulated
        During the
        Development Stage               (807,549)       (475,243)
                                            `
                                        (625,551)       (293,245)
                                              15         171,046

Nature of Operations and Continuance of Business (Note 1)
(See Accompanying Notes to the Consolidated Financial Statements)





                                   -4-
Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

                  Accumulated from        Three Months    Nine Months
                  February 26, 1960          Ended           Ended
                 (Date of Inception)       March 31,       March 31,
                  to March 31, 2001     2001    2000     2001    2000
                         $               $        $       $        $
                    (unaudited)   (unaudited)(unaudited)(unaudited)(unaudited)
Revenue                 -               -          -        -         -
General and
Administrative Expenses
Disputed compensation
(Note 7(b))            243,463          -          -        -         -

Executive compensation
(Note 5(b))            126,000       18,000     18,000    54,000     54,000
Filing and
regulatory
fees                    10,979          120       -        3,372      2,607
General
and
administration          55,275          209       -        1,023      1,321
Professional
fees                    86,536        6,930       -       39,087        508
Rent and
telephone               34,456          948       -        2,585      3,183
Travel and
promotion               11,672          154       -        1,071      1,216
	                 568,381       26,361    18,000    101,138     62,835
Research and
Development
Expenses
Consulting
and research             8,000         -         -         -            -

Net Loss
Before Other
Items                 (576,381)     (26,361)  (18,000)  (101,138)   (62,835)

Deposit on
Plant Written-off
(Note 3)              (170,561)     (170,561)    -      (170,561)      -

Note and Advances
Written-off
(Note 4)               (60,607)      (60,607)    -       (60,607)      -
Net Loss For the
Period                (807,549)     (257,529) (18,000)  (332,306)      -

Net Loss Per Share                   (.016)    (.001)    (.020)    (.004)
Weighted Average Shares Outstanding
                         16,457,000    16,100,000   16,457,000    14,609,000
(See Accompanying Notes to the Consolidated Financial Statements)
                                    -5-
Hybrid Fuels, Inc.
formerly Polo Equities, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
                                    Nine Months
                                       Ended
                                     March 31,
                              2001             2000
                               $                 $
                           (unaudited)      (unaudited)
Cash Flows To Operating Activities
Net loss                    (332,306)        (62,835)
Non-cash items
Deposit on plant
written-off                  170,561             -
Note and advances
written-off                   60,607             -

Adjustment to
reconcile net
loss to cash
Accounts payable
and accrued
liabilities                    7,305          3,111

Net Cash Used
In Operating
Activities                   (93,833)         (59,724)

Cash Flows To Investing Activities

Note receivable
and deposit on
plant                        (60,607)        (170,561)

Net Cash Used
By Investing
Activities                   (60,607)        (170,561)

Cash Flows From Financing Activities

Amounts owing
to a Director                 55,884           56,432

Shareholder
loans payable                 34,208           24,338

Proceeds from
note payable                  33,638             -

Proceeds from Loan            30,240            -

Issuance of
common stock                    -              150,000
		                      -6-
Net Cash Provided
By Financing Activities      153,970           230,770

Net Increase (Decrease)
in Cash                        (470)              485

Cash -
Beginning of Period             485                 -

Cash -
End of Period                    15               485

Non-Cash Financing Activities     -                 -

Supplemental Disclosures

Interest
paid in cash                    -                 -

Taxes paid in
cash                            -                 -

(See Accompanying Notes to the Consolidated Financial Statements)

                                   -7-
1.  Nature of Operations and Continuance of Business
The Company was originally incorporated in the State of Florida on February 16, 1960. After a number of name changes the Company changed its name to Polo Equities, Inc. on June 3, 1993. Prior to May, 1998 the Company had no business operations.
In May 1998, the Company caused a Nevada corporation to be formed under the name Polo Equities, Inc., (Polo) (a Nevada corporation), with authorized capital of 50,000,000 common shares of $.001 par value. The two companies then merged pursuant to Articles of Merger adopted May 28, 1998 and filed with the State of Nevada on June 10, 1998, which changed its domicile to Nevada.
On May 28, 1998, the Company acquired, by issuing 12,000,000 shares, Hybrid Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. gained control of Polo Equities Inc. As part of the acquisition, three shareholders representing 12,000,000 previously issued shares returned their shares for cancellation. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with it. There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger. The Company operates through these two wholly-owned subsidiaries.
On May 29, 1998 the Company changed its name to Hybrid Fuels, Inc., herein "the Company". On June 10, 1998 the Company began trading on the OTC Bulletin Board under the symbol "HRID" and in December, 1999 was moved to the "Pink Sheets". From May 1998 to June 1999 the Company operated out of an office in California which was set up for investor relations and to raise additional capital. This office was shut down in June and the new President and directors are operating out of Kelowna, BC, Canada.
Pursuant to the acquisition, the Company acquired a number of proprietary technologies with the primary objective of the business being to build small farm scale ethanol facilities which involves a number of proprietary technologies exclusively owned by the Company. One proprietary technology permits the conversion of straw or other low-grade cellulositics to a high grade food, with a food value equal to high-grade oats. Other proprietary technology involves the design of a bio-gas burner which burns manure and bedding straw. This technology eliminates ground and ground-water contamination and produces most of the energy required for the facility by supplying heat for fermentation and vaporization and for the operation of a g reenhouse, if desired. Another exclusive proprietary technology is a vegetable based formula which allows diesel and ethanol to emulsify. This hybrid fuel reduces particulate emissions without reduction in power when used in an unaltered diesel engine.
The Company is in the early development stage. In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. Because of a deficiency in working capital and other current commitments and significant operating losses, there is substantial doubt about the ability of the Company to continue in existence unless additional working capital is obtained. The Company currently has plans to raise working capital through an equity financing.


2.	Summary of Significant Accounting Policies
(a)	Consolidated Financial Statements
These consolidated financial statements represent the consolidation of the Company both Hybrid Fuels, U.S.A., Inc, and Hybrid Fuels (Canada) Inc.
(b)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.


2.	Summary of Significant Accounting Policies (continued)
(c)	Use of Estimates
The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
(d)	Interim Financial Statements
These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3.	Deposit on Plant
The Company deposited Cnd$250,000 ($170,561), with Mega Holdings, Inc., pursuant to an option agreement to purchase a beef processing plant owned by Mega Holdings, Ltd. The Company has agreed to purchase the beef processing plant facility including land, buildings and equipment for Cnd$3,000,000 which is below appraised value. The purchase agreement required an additional payment of Cnd$150,000 on June 24, 2000, the parties agreed to extend the deadline for the payment until March 15, 2001. This payment was not made and the deposit was forfeited and the option agreement terminated.
pon anticipated completion of the purchase, this beef processing plant was to be operated by Blue Mountain Packers, Ltd. (a related company). The
Company intended to acquire the issued and outstanding common shares of Blue Mountain Packers, Ltd. for a nominal amount and operate it as a wholly-owned subsidiary. Blue Mountain Packers, Ltd. had recently received certification by the Canadian Food Inspection Ag ency of the Government of Canada, Department of Agriculture for the processing of Canadian beef. Blue Mountain Packers is a related party due to having one common director.


4.	Note Receivable
On September 15, 2000, the Company issued a note for Cnd$50,000 ($33,638) due and payable on or before September 15, 2001 plus 8% interest and passed the funds to Blue Mountain Packers Ltd., which executed a note payable for the same terms. On January 5, 2001, a further Cnd$35,000 (US$22,050) was loaned without interest or fixed terms of repayment. A total of $4,919 of plant refurbishing expenses were paid on behalf of Blue Mountain. These notes and advances, totalling $60,607 were written-off on March 15, 2001 when the option agreement was terminated. These funds were used by Blue Mountain Packers Ltd. to refurbish the plant.


5.	Related Party Transactions/Balances
(a) Cash loans of $530,759 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totalling $33,788 on behalf of the Company. The balance of $199,956 is currently owing without interest or specific repayment terms.
(b) The President and Director of the Company, has paid office and related expenses from personal funds in the amount of $4,316, net of $10,000 repaid. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and is owed a total of $126,000 at December 31, 2000.
These amounts are unsecured, non-interest bearing and due on demand.
(c)	See Note 3 and Note 4 for transactions with Blue Mountain Packers Ltd.


6.	Stockholders' Equity
(a) On May 28, 1998, the Company acquired, by issuing 12,000,000 shares, Hybrid Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. gained control of Polo Equities Inc. As part of the acquisition three shareholders representing 12,000,000 previously issued shares returned their shares for cancellation. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with it. There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger.
(b) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability it may incur in any way arising out of the cancellation of such shares and the transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totalling 550,000 shares, have been endorsed and returned to the Company for cancellation.
The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals wh
o were issued those shares who may claim that they were issued for due consideration. No other contingent liabilities have been included as some of the previous directors have been informed verbally of the cancellation.
No formal legal demand has been made as the former administration has failed to provide addresses despite a number of requests.
(c) On May 17, 2000 the Company issued 1,500,000 shares pursuant to a subscription agreement for $150,000 dated February 17, 2000.
On February 17 and 18, 2000, the Company accepted subscription agreements and notes whereby the Company would receive $300,000 for 3,000,000 shares. The 3,000,000 shares were issued and were then held in escrow . The notes were to bear interest at 8% and were to be paid within 60 days or at the discretion of the President. In June 2000 the President extended the time for repayment to one week of the Company being re-listed on the Over-The-Counter Bulletin Board or other suitable exchange. When it became apparent there were going to be long delays the notes were demanded to be repaid by February 21, 2001. The Company has requested these shares be returned for cancellation. The notes are disclosed as a reduction of shareholders' equity.
(d) Between October 1998 and June 1999, the previous administration sold common stock of the Company to 34 subscribers on the basis of an Offering Memorandum that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. The current administration has concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. To date, 21 subscribers, have, pursuant to this offer received 211,020 shares, representing $138,000. Two other subscribers, each representing 13,400 shares and $10,000, have requested shares that have not yet been issued.
11 subscribers, who paid $65,000 for 123,300 shares, have not responded to the offer.
(e)On January 5, 2001, the Company received Cnd$48,000 (US$30,240) from a non-related company. The Company has agreed to issue shares subject to board resolution. The loan is non-interest-bearing, unsecured and due on demand.
7.	Legal Issues
Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action as follows:
(a)See Note 6(b) for contingencies relating to improperly issued shares that were later cancelled.
(b)Unauthorized and/or unsupported payments in the amount of $243,463 were made from Company funds by past officers of the Company during the period May, 1998 to June, 1999. The Company has requested a full accounting from the past president. All amounts that were unauthorized by the board of directors or amounts that are not properly documented with invoices and receipts have been accounted for as disputed executive compensation.
Actions of the previous administration have been reported to the Securities and Exchange Commission. At such time as Company resources permit, the Company will seek legal advice to determine whether or not it is possible to recover all such disputed and unauthorized amounts from the previous administration.
(c)See Note 6(d) for temporary equity and related rescission rights for subscribers of 361,120 shares of the Company.


-7-

Item 2.  Management's Discussion and Analysis or Plan of Operation


This Form 10-QSB contains forward-looking statements. The words "anticipate",
 "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward- looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the year ended June 30, 2000. Actual results could differ materially from the results discussed in the forward-looking statements.

The Company is a developmental stage company and has had no income since the acquisition of the hybrid fuels technology in June 1998, nor is it likely to have any significant cash flow until after the end of its current fiscal period ending June 30, 2001. If the Company is unable to obtain funds from external sources, it is probable that it will be unable to continue to operate in the long term.

Although the Company is in the developmental stages, the process behind Hybrid's business has been researched and developed over more than a decade. A plant that integrated the process described below was constructed and operated near Dalem, Alberta during 1994 and 1995. That operation is the source of the actual operating results that are referred to later in this report.

After that plant was closed in 1995, further research, development and construction helped us discover ways to improve the buildings and equipment and refine the process, which is now ready for market.

The Company's business plan is to sell and build farm scale plants that produce ethanol and are integrated with a cattle finishing operation.
Grain, corn or other feedstock is fermented and then distilled to make the ethanol. Left over from the ethanol production process are a high protein mash, called "distillers grain" and water, called "stillage water".
These are used as feed and water for beef animals because they contain nutrients.
In addition, the fermentation process plus an enrichment process that is used free a higher percentage of the total food value from the feedstock and make it more "available" to the animals digestive system. The result is higher than average weight gains for the animals without the use of hormones. By using the distillers grain and stillage water on site the animals get the benefit of the nutrients in these byproducts and the plants save the energy it would otherwise require to dry and transport the distillers grain.

The manure and used bedding straw are cleaned up frequently, thus removing the media in which disease would otherwise grow. They are burned in a gasifier and the heat produced is used in the fermentation and distillation processes, with leftover heat being available to operate a greenhouse. The ethanol is mixed with a proprietary emulsifier and diesel. When this emulsion was tested at The British Columbia Institute of Technology, in an unaltered diesel engine, it reduced the particulate (black smoke) emissions by over 62% and the NOx emissions by over 22%, without any loss of power.


                                  -8-

These plants are referred to as "micro energy food factories" or "MEFFs", because of the small amount of energy from outside sources that is necessary to operate them.

Hybrid plans to earn revenue from several streams:
1. profit on the sale of each MEFF;
2. the royalties and service fees that each operator will pay;
3. the purchase of the ethanol mixture from the operator at 80 % of wholesale value and the sale to distributors or end-users;
4. the marketing of the finished animals.

Royalties and service fees will be payable monthly in amounts yet to be determined.
Incentives in the form of reduced royalties may be offered to the first 10 to 20 operators who make early commitments to purchase plants. Service fees to cover the cost of ongoing training, service, technical support, and quality control will be in the $150 to $250 per month range.

Initially it is anticipated that most of the finished beef will be sold at auction until the Company develops specialty markets. In the test trials at the prototype plant, the purchaser of the first lot of beef agreed to pick up subsequent lots at the plant and pay a premium of $0.10 per pound for all of the beef that could be produced by this process.
The Company believes that it will be able to generate premium prices for the beef because of its high quality and taste. The Company anticipates entering into an agreement with its operators which will pay the Company an incentive for obtaining premium prices for the sale of the beef. We anticipate this will be in the form of a percentage of the premium realized.

Possible sources of premium prices that the Company has investigated include markets in Europe and the Far East, high-end restaurants, cruise ships and specialty meat markets that sell organic and hormone free meat to concerned consumers.

Management has recognized that it would be advantageous to be able to control the processing, marketing and distribution of the finished beef. A number of possibilities have been considered with the most promising being Company operated or sponsored retail outlets, development of foreign markets and specialty markets. The first, and perhaps the most important, obstacle encountered was the lack of meat processing facilities that could and would process the beef to our specifications.

In the second quarter of 2000, Hybrid found a packing plant that was within a two-hour drive of our head office and was not operating. This plant seemed to be perfect for our needs because of its size and the fact that it was constructed to meet the specifications necessary in order to process beef for shipment to Europe and the Far East. The Company negotiated an agreement with the owners to take possession of the plant, get it operating and obtain an operating certificate from the Canadian Food Inspection Agency (CFIA).
The agreement contemplated the Company operating the plant for several months before the balance of the purchase price was due to be paid. That operating period was necessary in order to satisfy the financial institutions who were to advance the money to pay the balance of the purchase price of our ability to generate cash flow from the operation.


                                  -9-
Relying on written commitments of equity financing from investors, the Company made the deposit on the packing plant just prior to the end of last fiscal year. For financing reasons, a new company, Blue Mountain Packers LTD., was incorporated. This company was intended to be the operating company and it did the work to get the plant operating. It was further intended that Hybrid would acquire all of the shares of Blue Mountain Packers LTD., for a nominal amount and operate it as a wholly owned subsidiary. Hybrid borrowed money and advanced it to Blue Mountain to pay start-up costs.

By mid-October 2000 the plant was approved by CFIA and ready to operate. However, the investors failed to deliver the balance of money as promised. The result was that we were unable to commence operations and create the cash flow that would have enabled us to raise the money to purchase the plant.

During the quarter ended March 31st, 2001, the deadline for purchasing the meat packing plant expired. As the Company was unable to obtain the financing to close the purchase, the deposit was forfeited and the money which was loaned to Blue Mountain Packers Ltd., and spent on preparing the plant for operations is unlikely to be recovered. As such the deposit has been removed as an asset, and the amounts loaned to Blue Mountain Packers Ltd., have been classified as bad debts, in the financial statements. See Notes 3 & 4 to the financial statements.

The Company has discussed its failure to exercise the option with the owners of the packing plant. The owners have verbally agreed that they will sell the plant to the Company at any time that we are able to pay the purchase price for the plant, assuming that it has not already been sold.
There is no agreement with the owners concerning whether or not the deposit would be subtracted from the purchase price.

The meat packing plant is unlikely to sell quickly because of its size and location. Any prospective purchaser will need to have a supply of animals and a market to make the plant profitable. At present that is a problem because meat prices have increased dramatically and finished animal supplies have been committed much earlier than normal as a result of "mad cow" and hoof and mouth disease. The Company is satisfied that it has a workable business plan to make the packing plant operate profitably by building the MEFFs in close proximity to the packing plant. To ensure that a supply of enough hormone free feeders for finishing are committed to keep the MEFFs and the packing plant running at full capacity, a premium would be paid to the cow/calf ranchers. On the marketing side, the Company believes it is possible to generate higher than industry average returns because the process produces high quality meat which the Company would market to high-end specialty restaurants, cruise ships and markets in Europe and the far east.

As a consequence, the Company and Blue Mountain Packers Ltd., continue to search for money to acquire the plant. No commitment will be made to purchase the plant until sufficient money is committed to pay the purchase price and cover operating expenses, until positive cash flow is achieved. Cash flow would begin within 30 to 60 days after operations begin and it would take about six to nine months to achieve positive cash flow.

At the beginning of the quarter, the Company was the holder and payee of two outstanding promissory notes from two investors for shares that had been issued pursuant to an Offering under Rule 504. At their request, the makers of the notes were granted several extensions of time to pay and the shares were delivered to the Investors to facilitate the raising of money.
-1O-
On February 6, 2001, the Company demanded payment of those notes by February 21, 2001. The notes were not paid as demanded, and the shares have not been returned. It is unlikely that the Company will be able to collect the balance that is due on the promissory notes and that legal proceedings will need to be commenced to recover the shares. At this time, the Company does not have the financial resources to retain attorneys to commence those legal proceedings. The money owing pursuant to the promissory notes is disclosed as a reduction of shareholders equity in the financial statements.

Until such time as the Company sells and constructs MEFFs and recognizes revenue, the Company will continue to experience a cash shortage. Because the Company is a developmental stage company, it is unlikely to be able to borrow money from banks and other traditional financial institutions. The lack of long term, adequate financing continues to be of great concern to management. The Company will require additional capital in the near future in order for it to continue as a going concern in the long term. For the coming quarter, management anticipates spending most of its energies on raising money and complying with public reporting requirements.

To solve the cash shortage problem, the Company is involved in preliminary discussions to sell a license to use the technology in a specified territory. Although the parties have signed a letter of intent, no definitive agreement has been signed and no money has changed hands. The discussions contemplate payment of an up-front fee plus royalties for the use of the technology.
In addition, the licensee would be required to purchase certain items of equipment from the Company on an ongoing basis. If the parties are able to reach an agreement as presently being discussed, the license fee would be sufficient to pay the Company's outstanding payables and operating costs for the next 12 months. The sale of such a license is expected to be a one time event.

If the Company is unable to realize income by selling a license to use the technology in a specified territory, the Company will need to raise money in some other way to continue operating for the next 12 months. To do so, it is likely that the Company will sell additional shares of its common stock to pay operating expenses for the next 12 months. The Company's general and administrative expenses for the next 12 months are expected to be less than $1500 per month, exclusive of executive compensation, which is deferred, and professional fees for legal and accounting services. It is anticipated that related parties will continue to pay these operating expenses and advance funds to pay legal and accounting fees, but no assurances can be given.

Management is convinced that an environmentally friendly project such as ours, which produces cleaner food, cleaner air and cleaner water is a sound basis for a successful business. For this and other reasons, we believe that building and operating the first MEFF is essential to create cash flow and to demonstrate to potential operators that the technology works as advertised. The prospective operators want to see it in operation before they commit themselves and so do the people who will approve the financing for the construction of plants.

The Company has found a suitable location for its first MEFF, which will be located near Kelowna, B.C., Canada. The Company will own this first MEFF and use it as a demonstration and training facility. The Company is presently negotiating with a private source to obtain the necessary financing to construct this first MEFF and expects to have funding committed and construction started in late May or early June 2001. The lender will be given security on the plant in return for the loan.
                                   -11-

We anticipate it will take approximately two months from the start of construction until the plant is operational and four to five months before it is generating positive cash flow. The financing that is being negotiated will be sufficient to cover all construction and operating expenses until positive cash flow is achieved. Once the first MEFF is operating we expect to receive approval for financing subsequent plants within two to three weeks. By that time, the Company expects it will have qualified and trained two or more operators.

The Company will lease parts of the technology to the operators on a permanent basis to protect the secrecy of the most vital pieces of the technology. The Company will earn a profit and recognize revenue on the sale of each plant. The Company will also receive a royalty which is initially expected to be $2500US per month which will begin when each MEFF begins operation. The profit on the sale of each plant will be sufficient to cover all of the operating expenses the Company will incur until revenues are received from royalties.

To date, the Company has received applications from more than fifty farmers who are interested in acquiring MEFFs. The Company is currently developing a screening process to select suitable candidates and assist them in obtaining financing, if necessary, for plant construction. The intention is to have at least four candidates approved for training by the time the demonstration MEFF is operating.

Until such time as we have succeeded in obtaining financing, the Company will not proceed with construction and will keep operating costs to a minimum. Once money is available to pursue our program, operating costs will be kept to a minimum by using paid consultants as necessary on an ad hoc basis and no new employees will be hired until the Company has sufficient revenues.



























                                  -12-

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
(a) Exhibits

Exhibit No.
Description
3.1*
Articles of Incorporation
3.2*
Bylaws
4.1
Specimen Stock Certificate





*Incorporated by reference from the registrant's Form 10-SB filed with the Commission on February 4, 2000.

(b) Reports on Form 8-K. None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYBRID FUELS, INC.


/s/	Clay Larson		May 15, 2001
By Clay Larson			Date
	Its President
Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company
Notes to the Consolidated Financial Statements


Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company
Notes to the Consolidated Financial Statements