Form 10QSB/A
period 2001-03-31
HYBRID FUELS INC
filed 2001-05-16
CIK 1104200

------------------------------------------------------------------------------

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

Yes                No X

The number of shares outstanding of the registrant's common stock as of March 31, 2001 was 16,523,600

Transitional Small Business Disclosure Format (Check one): Yes  No X

------------------------------------------------------------------------------
------------------------------------------------------------------------------
Page -2-

HYBRID FUELS, INC.

FORM 10-QSB

For the quarter ended March 31, 2001

INDEX


Part I - Financial Information

 Item 1. Financial Statements		                        Page

         Balance sheet as of March 31, 2001...................3

         Statements of operations for the quarters and the
         nine months ended March 31, 2001 and June 2000.......4


         Statements of cash flows for the nine months ended
         March 31, 2001 and June 2000.........................5

         Notes to Financial Statements........................6

 Item 2. Management's Discussion and Analysis or Plan
         of Operation.........................................11


Part II - Other Information...................................16

 Item 6. Exhibits and Reports on Form 8-K

------------------------------------------------------------------------------
------------------------------------------------------------------------------

Page -3-

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)
                                        Consolidated Balance Sheets
                                      ------------------------------
                                      March 31, 2001   June 30, 2000
                                          $               $
                                      (unaudited)     (unaudited)
                                      ------------------------------
        ASSETS
        --------------
        Current Assets
        --------------
        Cash                                    15             485
        Other Assets
        --------------
        Deposit on Plant (Note 3) -          170,561
        Note Receivable (Note 4)
                                                 15         171,046

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
        Current Liabilities
        -------------------
        Accounts payable                       8,416           3,111
        Accrued liabilities                    2,000             -
        Note payable (Note 4)                 33,638             -
        Shareholder loan payable
        (Note 5(a))                          197,956        163,748
        Amounts owing to a Director
        (Note 5(b))                          130,316         74,432
        Loan Payable
        (Note 6(e))                          30,240             -
                                           -------------------------
                                            402,566         241,291
        Temporary Equity and
        Redeemable Shares
        (Note 6(d))                         223,000         223,000

        Stockholders' Equity (Deficit)
        ------------------------------
        Common Stock: $0.001 par value;
        50,000,000 shares authorized
        16,523,600, shares are issued
        and outstanding
        (Note 6(b), (c) and (d))             16,524          16,524

        Additional Paid-in
        Capital                             165,474         165,474

        Deficit Accumulated
        During the
        Development Stage                  (807,549)       (475,243)
                                           -------------------------
                                           (625,551)       (293,245)
                                                 15         171,046

Nature of Operations and Continuance of Business (Note 1)
(See Accompanying Notes to the Consolidated Financial Statements)

------------------------------------------------------------------------------
------------------------------------------------------------------------------

Page -4-
Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)

                        Consolidated Statements of Operations
                  ------------------------------------------------------------
                  Accumulated from        Three Months    Nine Months
                  February 26, 1960          Ended           Ended
                 (Date of Inception)       March 31,       March 31,
                  to March 31, 2001     2001    2000     2001    2000
                  ------------------------------------------------------------
                         $               $        $       $        $
                    (unaudited)   (unaudited)(unaudited)(unaudited)(unaudited)
                  ------------------------------------------------------------
Revenue                 -               -          -        -         -
General and
Administrative Expenses
Disputed compensation
(Note 7(b))            243,463          -          -        -         -

Executive compensation
(Note 5(b))            126,000       18,000     18,000    54,000     54,000
Filing and regulatory
fees                    10,979          120       -        3,372      2,607
General and
administration          55,275          209       -        1,023      1,321
Professional
fees                    86,536        6,930       -       39,087        508
Rent and telephone      34,456          948       -        2,585      3,183
Travel and  promotion   11,672          154       -        1,071      1,216
                       --------------------------------------------------------
                       568,381       26,361    18,000    101,138     62,835
                       --------------------------------------------------------
Research and Development
Expenses Consulting
and research             8,000         -         -         -            -
Net Loss              --------------------------------------------------------
Before Other Items    (576,381)     (26,361)  (18,000)  (101,138)   (62,835)
                      --------------------------------------------------------
Deposit on Plant Written-off
(Note 3)              (170,561)     (170,561)    -      (170,561)      -
                      --------------------------------------------------------
Note and Advances Written-off
(Note 4)               (60,607)      (60,607)    -       (60,607)      -
                      --------------------------------------------------------
Net Loss For the Period(807,549)     (257,529) (18,000)  (332,306)      -
                      --------------------------------------------------------
Net Loss Per Share                   (.016)     (.001)    (.020)     (.004)
                      ---------------------------------------------------------
Weighted Average Shares
Outstanding           --------------------------------------------------------
                         16,457,000    16,100,000   16,457,000    14,609,000
                      --------------------------------------------------------
(See Accompanying Notes to the Consolidated Financial Statements)

------------------------------------------------------------------------------
------------------------------------------------------------------------------

Page-5-
Hybrid Fuels, Inc.
formerly Polo Equities, Inc.)
(A Development Stage Company)

                         Consolidated Statements of Cash Flows
                         -------------------------------------
                                    Nine Months
                                       Ended
                                     March 31,
                              2001             2000
                         -------------------------------------
                               $                 $
                           (unaudited)      (unaudited)
                         -------------------------------------
Cash Flows To Operating Activities
Net loss                    (332,306)        (62,835)
Non-cash items
Deposit on plant
written-off                  170,561             -
Note and advances
written-off                   60,607             -

Adjustment to reconcile net
loss to cash Accounts payable
and accrued liabilities        7,305            3,111

Net Cash Used In Operating
Activities                   (93,833)         (59,724)
                         -------------------------------------

Cash Flows To Investing Activities
----------------------------------

Note receivable and deposit on
plant                        (60,607)        (170,561)

Net Cash Used By Investing
Activities                   (60,607)        (170,561)
                         --------------------------------------

Cash Flows From Financing Activities
------------------------------------
Amounts owing to a Director   55,884           56,432

Shareholder loans payable     34,208           24,338

Proceeds from note payable    33,638             -

Proceeds from Loan            30,240            -

Issuance of common stock        -              150,000

Net Cash Provided
By Financing Activities      153,970           230,770

Net Increase (Decrease)
in Cash                        (470)              485

Cash -
Beginning of Period             485                 -

Cash -
End of Period                    15               485

Non-Cash Financing Activities     -                 -

Supplemental Disclosures

Interest paid in cash             -                 -

Taxes paid in cash                -                 -

(See Accompanying Notes to the Consolidated Financial Statements)

------------------------------------------------------------------------------
------------------------------------------------------------------------------

Page-6-

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)

Notes to the Consolidated Financial Statements

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

On May 29, 1998 the Company changed its name to Hybrid Fuels, Inc., herein "the Company". On June 10, 1998 the Company began trading on the OTC

------------------------------------------------------------------------------
------------------------------------------------------------------------------

Page -7-

Bulletin Board under the symbol "HRID" and in December, 1999 was moved to the "Pink Sheets". From May 1998 to June 1999 the Company operated out of an office in California which was set up for investor relations and to raise additional capital. This office was shut down in June and the new President and directors are operating out of Kelowna, BC, Canada.

Pursuant to the acquisition, the Company acquired a number of proprietary technologies with the primary objective of the business being to build small farm scale ethanol facilities which involves a number of proprietary technologies exclusively owned by the Company. One proprietary technology permits the conversion of straw or other low-grade cellulositics to a high grade food, with a food value equal to high-grade oats. Other proprietary technology involves the design of a bio-gas burner which burns manure and bedding straw. This technology eliminates ground and ground-water contamination and produces most of the energy required for the facility by supplying heat for fermentation and vaporization and for the operation of a greenhouse, if desired.

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

------------------------------------------------------------------------------
------------------------------------------------------------------------------

Page -8-

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

Upon anticipated completion of the purchase, this beef processing plant was to be operated by Blue Mountain Packers, Ltd. (a related company). The Company intended to acquire the issued and outstanding common shares of Blue Mountain Packers, Ltd. for a nominal amount and operate it as a wholly-owned subsidiary. Blue Mountain Packers, Ltd. had recently received certification by the Canadian Food Inspection Agency of the Government of Canada, Department of Agriculture for the processing of Canadian beef. Blue Mountain Packers is a related party due to having one common director.


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

------------------------------------------------------------------------------
------------------------------------------------------------------------------

Page -9-

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

(b) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability it may incur in any way arising out of the cancellation of such shares and the transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totalling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. No other contingent liabilities have been included as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as the former administration has failed to provide addresses despite a number of requests.

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

------------------------------------------------------------------------------
------------------------------------------------------------------------------

Page-10-

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

------------------------------------------------------------------------------
------------------------------------------------------------------------------

Page-11-

Item 2.  Management's Discussion and Analysis or Plan of Operation

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the year ended June 30, 2000. Actual results could differ materially from the results discussed in the forward-looking statements.

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

------------------------------------------------------------------------------
------------------------------------------------------------------------------

Page-12-

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

------------------------------------------------------------------------------
------------------------------------------------------------------------------

Page-13-

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

______________________________________________________________________________
______________________________________________________________________________

Page-14-

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

------------------------------------------------------------------------------
------------------------------------------------------------------------------

Page-15-

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

------------------------------------------------------------------------------
------------------------------------------------------------------------------

Page-16-

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
(a) Exhibits
    Exhibit No. 3.1* - Articles of Incorporation
                3.2* - Bylaws
                4.1  - Specimen Stock Certificate

*Incorporated by reference from the registrant's Form 10-SB filed with the Commission on February 4, 2000.

(b) Reports on Form 8-K. None.



SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYBRID FUELS, INC.


/s/	Clay Larson		May 15, 2001
By Clay Larson			Date
	Its President

------------------------------------------------------------------------------
------------------------------------------------------------------------------
END