Form 10KSB
period 2000-06-30
HYBRID FUELS INC
filed 2001-06-12
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549
                            ___________________

                                FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                  For The Fiscal Year Ended June 30, 2000

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

         For The Transition Period from _______ to_______ ________

                      Commission File Number  0-29351

                             HYBRID FUELS, INC.
                           ---------------------
        (Name of small business issuer as specified in its charter)

           NEVADA                               88-0384399-152512
   -------------------------------          ------------------------
   (State of incorporation)               (IRS Employer Identification No.)


        #214-2791 HWY 97 N, KELOWNA B.C.,                 V1X 4J8
      ------------------------------------------       --------------
      (Address of Principal Executive Offices)           (Zip Code)


Issuer's Telephone Number (250) 764-0352

Securities registered pursuant to section 12 (b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:  None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.      [X]

The number of shares outstanding of the registrant's common stock as of June 30, 2000 is 16,523,600

Amount of revenue for most recent fiscal year   $0.00

DOCUMENTS INCORPORATED BY REFERENCE
The Articles of Incorporation, Bylaws and a specimen stock certificate are incorporated by reference in Part III, Item 13.
=============================================================================

Page-2-





                              TABLE OF CONTENTS

PART I...........................................................Page 3

 Item 1.   DESCRIPTION OF BUSINESS...............................Page 3

 Item 2.   DESCRIPTION OF PROPERTY...............................Page 9

 Item 3.   LEGAL PROCEEDINGS.....................................Page 9

 Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...Page 10


PART II .........................................................Page 10

 Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS...........................Page 10

 Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.....................................Page 12

 Item 7.   FINANCIAL STATEMENTS..................................Page 19

 Item 8.   CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS..........Page 30


PART III ........................................................Page 30

 Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS...............................................Page 30

 Item 10.  EXECUTIVE  COMPENSATION...............................Page 31

 Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.................................Page 32

 Item 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS....Page 32


 Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K...................................................Page 33











==============================================================================

Page-3-

                                   PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

This is the first report required to be filed by the Company since it became a fully reporting company on April 7th, 2000. It is late filed as a result of difficulties the Company has had in obtaining audited financial statements.

This Form 10-KSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-KSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-KSB for the year ended
June 30, 2000. Actual results could differ materially from the results discussed in the forward-looking statements.

The Company is a developmental stage company that has had no income since the acquisition of the hybrid fuels technology in June 1998. Until such time as the Company sells an ethanol plant or otherwise earns revenue, necessary financing will be obtained from loans or the sale of securities. If the Company is unable to obtain funds from external sources, it will not be able to pursue it's program and it is probable that it will be unable to continue to operate in the long term. It is uncertain as to when it will develop any significant cash flow.

The technology which is the basis of the Company's intended business is designed to provide farm scale hybrid fuel production plants to farmers which integrate the production of an ethanol based hybrid fuel with an animal finishing operation.

The hybrid fuels technology which the Company acquired in a reverse takeover in June 1998, has been developed over more than a decade. After early testing of the various proprietary components in Kelowna, B. C., a prototype facility was built at Dalem, near Drumheller, Alberta, Canada, in 1994. That facility proved the basic concepts, but was not properly designed and thus not economically viable and was therefore shut down and dismantled. Buildings were re-designed, some equipment was modified and existing technology was adapted to improve some stages of the process.

In 1998, a new plant was constructed near Cardston, Alberta. Before that plant could begin operating, the farmer sold the land and removed the buildings and equipment. Although the plant never operated, much was learned from the construction. That information has been used to refine the design which is expected to reduce construction costs and improve operating efficiency.







==============================================================================

Page-4-

As a consequence of the Cardston plant being dismantled, there are no prototypes in existence at this time. It is expected to cost less than $500,000 CDN ($325,000 US) for all anticipated development costs and to complete construction of the first plant and operate it until it begins to generate cash flow. Construction will start as soon as money is committed and is expected to take about two to three months to complete. As it takes about 100 days to finish the animals, cash flow from the sale of finished beef is expected to begin 3.5 to 4 months after the plant starts operating. Although the process is for sale now, the applicants wish to see an operating plant before committing so revenues from sales are not anticipated until after the demonstration plant is operating.

The farm operator supplies the feedstock, cattle, straw, electricity, diesel, surfactants and approximately 2500 to 3000 gallons of water per day. The operator will need to supply about 38,000 bushels of feedstock such as barley or corn, per year, which will feed 200 cattle on a continually rotating basis. This amount of feed can be produced on about one section of land or if corn is used, on about half a section of land.

The plant operating process begins with treating the feedstock with a proprietary process which upgrades it's feed value by breaking down the internal barriers to digestibility. The feedstock is then used to make the ethanol, which removes some of the sugars and carbohydrates and further improves digestibility, leaving a very high protein mash, called distillers grain, and liquid, called stillage water. Both are fed to the cattle which eliminates the cost of drying the grain and transporting it to the animals. The ethanol is mixed with a small amount of emulsifier and diesel in the vaporization column to "de-nature" it, so there is no pure ethanol accessible in the plant.

Typical beef operations produce manure and bedding which are expensive to dispose of and cause tremendous groundwater contamination. The Company's technology employs a gasifier, which burns high moisture manure and used bedding, leaving no residual waste. The heat from the gasifier is used to heat the grain and water and speed up the fermentation and distillation process that creates the ethanol. Excess heat can then be used to supply heat to other buildings or a greenhouse if desired. The result is a virtually odor-free disposal of waste that eliminates ground and groundwater contamination and creates an energy resource that supplies the majority of the energy needs of the ethanol plant. Because of the small amount of external energy required to operate these plants, they are called "Micro Energy Food Factories" or MEFFs.

By burning the manure and bedding straw in the gasifier, the media in which disease would usually grow is significantly reduced. In most conventional beef feedlots, antibiotics are fed to the animals to prevent them from becoming sick, growth hormones and steroids are implanted or fed to increase weight gains and toxic chemicals are used to kill flies and to protect the animals from other pests that might interfere with weight gains. To the extent that the antibiotics, hormones and toxic substances remain in the meat, they are ingested when consumers eat the end product.





==============================================================================

Page-5-

In the Company's plants, the animals are kept in a warm, dry and clean environment and toxic chemicals are not required to keep them free of flies and parasites. The enriched feed produces high conversion rates of approximately one pound of beef for every seven pounds of grain without the use of steroids or hormones. Conventional beef finishing operations may use as much as 16 pounds of grain for every pound of beef, with the use of hormones or steroids.

The MEFFs are operated manually so that trained people are in contact with the animals several times a day. Thus, the operator can detect any illness or disease early, separate any ill animal from the rest of the herd, and treat it for that specific illness rather than giving a general course of antibiotics to all the animals as a precautionary measure. As a result, antibiotics are only used as required on any sick animal.

Each MEFF is designed to run in a balanced state, producing 200 Imperial (240 US) gallons of ethanol and enough food for 200 cattle per day. The cattle are started between 750 and 1000 pounds and finished to about 1150 to 1400 pounds.

The synergy and balance between the various components of the process yields significant benefits for the whole. Every effort is made to use every resource as beneficially as possible with the view to reducing pollution and generating the greatest economic benefits from all resources.

The hybrid fuel is an extra revenue source at very low cost to the operator and is considerably more effective in reducing particulate and nitrogen oxide emissions from diesel than any other diesel mixture of which the Company is aware. For example, a diesel/water mix tested by Elf Acquitane and retired MIT Professor, Keith Johnson, reduces particulate emissions by 45% and NOx by 15%, compared to the results of Hybrid's mixture which reduced those emissions by over 62% and 22% respectively. In addition to reducing pollution this hybrid fuel could possibly extend our known reserves of fossil fuels.

The Company intends to purchase the resulting chemical mixture from each plant, and transport it to mixing plants for further mixing of the hybrid fuel. The plan is to then sell the hybrid fuel to end users and distributors.

The data regarding the beef referred to in this report and the Form 10 SB is extrapolated fromthe actual results of test trials at the Dalem facility in 1994. When the plant was closed, most of the records were destroyed or lost. In the one test trial we have a record of, kill date September 23, 1994, 123 head of heifers that were very poor range stock, produced finished animals which averaged excellent weight gains of 3.94 pounds per day, without the use of hormones, steroids or antibiotics. The extraordinarily high packout grade was 62% AAA, 34% AA and 4% A. Conversion rate from live weight to carcass was 2% above the industry average. There was no death loss, no liver damage and none were condemned. This first lot brought the highest price of the day at auction and the processing results were so good that the purchaser offered a premium of $0.10 per pound FOB the plant for all animals that could be produced using this process. The other trials demonstrated similar results and the Company therefore sees no reason why operators could not achieve as good  results if the system is followed, or better results if good beef cattle are used.
==============================================================================

Page-6-

Weight gains of just under four pounds per day are a significant increase over the average for the industry, according to the statistics published by the Illinois FBFM Association. Their statistics show industry average weight gain is 3.5 pounds per day, with the use of hormones, steroids and antibiotics.

In direct discussions with feedlot operators, the Company has been told that they are happy if they average three pounds per day and most feed and/or implant hormones, steroids and antibiotics in order to achieve those gains and prevent animals from dying.

EMPLOYEES

Since his appointment on June 28, 1999, Clay Larson has been the President, Secretary, the only Director and only employee of the Company. He is entitled to a salary of $6000.00 per month which is deferred until the Company has money to pay him. The Company does not intend to hire any other employees for the immediate future. For the short term, until resources permit, the majority of services will be supplied by paid consultants, contractors or commissioned salespeople.

SIGNIFICANT CONSULTANTS

Sir Donald Craig is the individual who is most responsible for the development of the concepts and invention of much of the equipment or improvements to the equipment. Mr. Craig is expected to supervise the building of the first plants, refining the system, and supervise the preparation of the training and operations manuals. He has agreed to donate his time without remuneration until the first plant is built, operating and generating cash flow. Thereafter, he may provide consulting service as needed at mutually agreeable prices. The Company intends to pay Mr. Craig's Company related expenses.

SUPPLIERS

The Company is not dependent on a limited number of suppliers as most of the equipment and materials required for the plants are readily available in all areas where the Company expects to be operating. The Company plans to contract for the supply of raw materials, and with independent contractors, who have a verbal arrangement with the Company, for the manufacture the columns and separators as necessary, on the basis of an agreed-upon amount for each item. These independent contractors work from their own premises and have the capacity to supply all of the items required by the Company for the next 12 to 24 months.

The Company intends to seek quotes from independent contractors to supply and install the buildings, the flooring materials, pumps, tanks and other "off-the-shelf" items required for each plant. As the Company develops a history of operations and experience with particular sources of supply, the Company may enter into exclusive supply contracts in the future if it is advantageous to the Company and its operators. No such arrangements are being negotiated at this time.




==============================================================================

Page-7-

GOVERNMENTAL REGULATION

Each plant will require some form of government permit in order to operate. In the United States, the Bureau of Alcohol Firearms and Tobacco is the appropriate agency and they have verbally indicated to the Company that it would be able to obtain the appropriate permits. In Canada, the appropriate agency is Excise Canada which has taken the position that since the plants produce ethanol, each will require a distillers license. This would require the installation of equipment in each plant which would measure the amount of alcohol.

Unfortunately that equipment will not work because the ethanol is denatured by the addition of diesel and the emulsifier in the column which means that it is impossible to detect, access or measure any pure ethanol in the process. The Company is therefore seeking an exemption for its operations and has enlisted the assistance of a number of people and politicians to assist in persuading Excise Canada to issue the necessary exemption. Until such an exemption is made, the plants may be built without the ethanol equipment. The operators of these plants would pay lower royalties until their ethanol equipment was installed. The feedstock enrichment process would still be used which is expected to produce better than average weight gains. If there are significant delays in obtaining the desired exemption, the Company anticipates that it will commence building plants in the U.S. The prototype plant will have the ethanol making equipment and is expected to operate with a special permit.

COST AND EFFECTS OF GOVERNMENTAL REGULATION

Governmental regulation will affect the Company most in the areas of compliance with environmental regulations and those regarding the production of ethanol. Each jurisdiction will require the Company to obtain the appropriate permits to comply with its specific set of regulations. The Company plans to initially build in those jurisdictions where the process for obtaining the necessary permits to produce the hybrid fuel and to operate in accordance with these regulations, are the easiest and least expensive to comply with. The Company anticipates it will have little difficulty in complying with environmental regulations as the process which the Company uses does not create any pollution. In fact, the Company believes that this is likely solve many of the pollution problems that are associated with beef finishing operations. The Company does not anticipate any significant delays in obtaining the necessary permits for the production of the hybrid fuel in the Province of British Columbia and in most states of the US.

TARGET MARKET AND ADVERTISING

The Company's target market for the sale of the MEFFs is the farming communities. The Company intends to advertise its MEFFs in trade journals, local newspapers, on radio and television programs, and through seminars and presentations at trade shows. The Company is also in contact with a number of government agencies and industry organizations whose role it is to locate and promote new opportunities for the economic benefit of farmers.




==============================================================================

Page-8-

There appears to be very strong interest in the Company's project from the farming community. Even though we have not been advertising, to date the Company has received applications from more than fifty farmers, and we receive more phone calls each month.

The Company is expecting to have a screening process in place and at least four candidates approved before the first MEFF is ready to operate. These individuals will need to qualify for financing in accordance with the requirements of the particular financial institution. Financing will have to be committed before the Company would start construction. It is anticipated that the first operators will be fully trained and qualified by the time the second MEFF is finished and ready to operate.

COMPETITION

The production of food and fuel are both highly competitive. Giant companies compete in both markets with significant competitive advantages that make it difficult for smaller operators to survive and prosper. Many competitors of the Company have significantly greater resources and experience than the Company. Additionally, competitors of the Company may have better access to financial and marketing resources superior to those available to the Company. With the resources and name recognition that competitors possess, the Company may face severe adversity entering the markets it is pursuing. There is no assurance the Company will be able to overcome the competitive disadvantages it will face as a small, start up company with limited capital.

The Company is not aware of any competitors who offer farm scale feedlot-fuel plants, although there are several competitors who produce ethanol and other fuels on a very large scale basis.

The Hybrid Fuel Market.-Major oil and petroleum companies as well as alternate energy companies will all be competitors of the Company. The Company anticipates that the quality of its hybrid fuel product combined with the potential of significantly reduced environmental impact in both producing and using the hybrid fuel may provide a competitive advantage.

The Company intends to market the hybrid fuel to both end users and diesel fuel distributors encompassing all industries. Initially, the Company intends to target the trucking and railway industries. Because the hybrid fuel can be used in an unaltered diesel engine, it can be used economically where it is available and no modifications or changes need be made to engines to switch back to regular diesel fuel when the hybrid fuel is not available. There is research done by others which quantifies the environmental benefits and safety of a mixture similar to the Company's. As regulators work to decrease engine emissions and users look for less expensive fuels that burn cleaner, the Company believes it will be able to attract users for the hybrid fuel.








==============================================================================

Page-9-

The Food Market.- The production of beef, pork, poultry and dairy products has become focused on giant facilities. In these "factories", antibiotics are used to prevent the animals from becoming sick, growth hormones are implanted or fed to force weight gains and toxic chemicals are used to kill flies and to protect the animals from other pests that might interfere with productivity.

When consumers eat the end product, they ingest the antibiotics, hormones and toxic substances which remain in the meat. More and more consumers are becoming concerned about the adverse effects on their immune systems of this constant barrage of chemicals, antibiotics and growth hormones. Research has shown direct links between the increasing incidence of a number of diseases such as cancer and respiratory diseases to the consumption of meat, dairy products and other foods which contain antibiotics, hormones and toxic chemicals.

The Company plans to promote the beef as being "organic", free of hormones, antibiotics and other toxins. As consumers become more selective about eating "clean" meat, the Company anticipates capitalizing on these products being free of these substances. The Company also intends to "brand" the finished product with a name, trade marks and logos (not yet selected) to make the product more easily recognizable in order to generate consumer loyalty and capitalize on brand quality. Other marketing strategies which the Company intends to consider, in due course, include our own retail co-op.

Item 2.  DESCRIPTION  OF  PROPERTY

The Company maintains an office at #214-2791 Hwy. 97N, Kelowna, British Columbia, Canada. The rent on this office is currently being paid by a related party. The Company also has an office at #302-855 8th Avenue S.W., Calgary, Alberta, Canada. This office and its operating expenses are currently being supplied by shareholders at no cost to the Company. Both properties are owned by parties that are not related to the Company or it's Director, or any of it's affiliates.

In addition, the President maintains an office in his home at 740 Westpoint Court, Kelowna, British Columbia, Canada at no cost to the Company.

Item 3.  LEGAL PROCEEDINGS

No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interest in actions that are adverse to the Company's interests.

Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action to recover improperly issued shares of the Company and to recover unauthorized payments. For details of these legal issues that may arise in the future, see Note 7 to the financial statements.




==============================================================================

Page-10-

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company has authorized capital of 50,000,000 share of common stock with a par value of $0.001, of which 16,523,600 were issued and outstanding as at June 30, 2000. For more information regarding the stock, see the Consolidated Statement of Change of Stockholders Equity and Note 6, Stockholders Equity, in the Financial Statements.

The Company's common stock is traded in the National Quotation Bureau "Pink Sheets" under the symbol "HRID." The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the National Quotation Bureau.

                             HIGH           LOW
                             ----           ---
                                    1998
                                    ----
                  3rd Quarter          5.00          1.75
                  4th Quarter          2.00          0.375

                                    1999
                                    ----
                  1st Quarter          3.00          0.875
                  2nd Quarter          2.625         0.875
                  3rd Quarter          2.00          0.50
                  4th Quarter          0.75          0.125

                                    2000
                                    ----
                  1st Quarter          3.00          0.50
                  2nd Quarter          1.875         0.50

The Company has never paid cash dividends. The Director of the Company currently anticipates that it will retain all available funds for use in the operation of the business and does not anticipate paying any cash dividends in the foreseeable future.












==============================================================================

Page-11-

RECENT  SALES  OF  UNREGISTERED  SECURITIES.

     1.   Date,  title  and  amount  of  securities  sold


           Date                     Title                 Amount
           ----                     -----                 ------
       May 29, 1998            Common Stock          12,000,000 shares
       August 4, 1998          Common Stock          1,000,000 shares
       September 10, 1998      Common Stock          2,400 shares
       November 24, 1998       Common Stock          21,200 shares
       March 23, 1999          Common Stock          900,000 shares
       September 7, 1999       Common Stock          5,000 shares
       October 8, 1999         Common Stock          15,000 shares
       January 3, 2000         Common Stock          29,050 shares
       February 7, 2000        Common Stock          22,730 shares
       March 17, 2000          Common Stock          13,040 shares
       June 29, 2000           Common Stock          53,400 shares

1. The May 29, 1998 issuance was an exchange of shares whereby the Company acquired Hybrid Fuels, U.S.A., Inc. and Hybrid Fuels (Canada)Inc.

2. The August 4, 1998 and March 23, 1999 issuances are contested by the Company as the shares were issued without consideration. The Sole Director passed resolutions and the transfer agent canceled the shares.

3. The September 10, 1998 issuance was for cash of $3,600.00 upon which no commissions were paid. The November 24, 1998 issuance was for cash of $10,000.00 upon which no commissions were paid. These shares were issued by the former President. It is believed that they were sold to accredited investors, however the Company has no documentary evidence of that.

4. The March 23, 1999 issuance is contested by the Company as the Shares were issued without consideration. The Director passed a resolution and the transfer agent cancelled the shares.

5. The shares issued September 7, 1999, October 8, 1999, January 3, 2000, February 7, 2000, March 17, 2000, and June 29, 2000 were all made in consideration of shareholders not exercising their right of rescission. arising from an Offering Memorandum issued by the previous Board of Directors that contained information that the present Director assessed as inaccurate and requiring a rescission offer. As the Company had no funds to complete a rescission, the Company offered restricted stock in lieu of such an offer, and these individuals accepted that offer. The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the issuance of all shares. All shares were issued in an isolated private transaction to "sophisticated" investors, not involving any public solicitation or offering, with no underwriters involved.

As of June 30, 2000 there were 253 shareholders of record of the Company's common stock, holding 16,523,600 shares.





==============================================================================

Page-12-

By an Offering Memorandum dated October 18, 1999, the Company, offered to sell shares at $0.65 or such other price as the Director may determine to raise up to $975,000. The Offering began in November 1999. Before the Form 10SB filed February 4, 2000 became effective, the Company completed the offering of its common stock pursuant to Regulation D, Rule 504.

On February 17, 2000, the Company agreed to sell 1,500,000 shares to Great White North Inc., for $150,000. On the same day, the Company accepted a second offer to sell 1,500,000 shares to Mido Investments Inc., for $150,000 on the basis of a promissory note payable in 60 days. On February 18, 2000, the Company accepted a third offer to sell 1,500,000 shares to BA Nightclubs International Inc., for $150,000 on the basis of a promissory note payable in 60 days. Each offer was subject to the purchaser receiving and reviewing the comments from the SEC with respect to the filed Form 10-SB. Each purchaser was an accredited investor, resident in Colorado.

Comments were received on April 14, 2000 and delivered to the purchasers. On June 21, 2000, the Company received $150,000 from Great White North Inc., in return for 1,500,000 shares, in accordance with that agreement. Mido Investments Inc., and BA Nightclubs International Inc., were granted several extensions of time to pay, at their request. On February 6, 2001 when they had still not paid, the Company demanded they pay the balance by February 21st, 2001, and when they failed to do so, the Company contacted the Transfer Agent and requested that the 3,000,000 shares be cancelled. Should the Company need further funds, it is likely the Company will sell additional shares of its common stock.

The Company negotiated a further verbal commitment for a further $550,000 US which is to be completed under Rule 506 as soon as possible after the Company is re-listed on the OTC BB or other suitable exchange.


Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


PLAN OF OPERATION

The twin themes which underlie our proposed business are conservation and farming. Sir Donald Craig, the man most responsible for the development of the hybrid process, has long been dedicated to these two themes. He was born in Morden, Manitoba were farming was a way of life and his first degree after high school was in Agricultural Engineering. He wrote his doctoral thesis on conservation of the rainforest and developed a process for re-refining used motor oil as a conservation measure.

Concerns about the declining number of family farms and fossil fuel reserves along with threats of global warming, led Sir Donald to develop a process that would return the family farm to profitability, improve the quality of food produced using renewable resources, conserve non-renewable resources and reduce pollution.






==============================================================================

Page-13-

Management believes strongly in the importance and efficacy of this business. As we look to the future, we have a wonderful opportunity to help achieve Sir Donald's original objectives while successfully commercializing the hybrid process.

We have the opportunity to be proactive in reducing pollution and reliance on fossil fuels. We can act to protect our water supplies from cryptosporidium and e-coli from ground contamination and MTBE from gasoline. We have the opportunity to produce cleaner food, re-mineralize our soils, and reduce some of the cause behind the increase in antibiotic resistant "super bugs" and auto-immune diseases.

At the moment, the economy in North America is showing signs of slowing down. High gas prices and energy shortages which increase costs and reduce productivity are partly responsible. By building MEFFs, the Company can produce cleaner food and a supply of ethanol which will help to alleviate high energy prices and shortages plus reduce air, ground and groundwater pollution.

In the second quarter of 2000, Hybrid found a non-operating packing plant that was within a two-hour drive of our head office. Although the plant is less than 20 years old, and had been remodeled with new equipment added in the late 1980s, it was shut down in 1996 as a result of the owners selling part of their business and the plant being surplus to the purchasers needs because of its relatively small size and location.

This plant seemed to perfectly fit our intended long term program because of its size and the fact that it meets EU specifications necessary to process beef for shipment to Europe and the Far East. It had the additional advantage that it would be able to start processing meat and generating cash flow as soon as it could be certified. It could be used to process beef for both domestic and off-shore markets from the MEFFs once they start producing and that would give the Company control over processing quality, allow the production of value added products plus expected reductions in processing costs, which could all help to produce maximum return from the finished beef.

Doug Hayward, who has over 25 years in the meat business and had been the plant manager before it was shut down, was available and has the expertise to start the plant and manage it. He was willing to assume the responsibilities of getting the plant certified and operating, and the Company needed someone with his personality, qualifications and experience, before it could contemplate taking on such an operation.

The Company negotiated an agreement to take possession of the plant, and get it operating and certified by the Canadian Food Inspection Agency
(CFIA). The purchase price was $3,000,000, CDN, ($1,950,000 US) and the plant was appraised at $4,995,000 CDN ($3,250,000 US) in 1996, on a replacement cost basis.







==============================================================================

Page-14-

Financing for the purchase was projected to come from traditional lenders, and to be secured by mortgage on the property. Before entering into this agreement, we obtained "expressions of interest" from two financial institutions that were conditional on the operation being able to develop strong, positive cash flow by the end of the year.

A deposit of $250,000 CDN, was paid and it forms part of the purchase price. The agreement, which allows the Company to operate the plant before the balance of the purchase price was to be paid, calls for a further $150,000 deposit before we start operating. That operating period was necessary in order to demonstrate cash flow from the operation as a prerequisite to the financial institutions advancing the money to pay the balance of the purchase price.

The Company projected its cash flow requirements based on purchasing the packing plant and not. After researching the markets for our high quality, hormone free beef, the Issuer anticipated it could generate sufficient cash flow from operating the plant to service the debt financing needed to purchase it. The Company projected that it would take three to six months of operations to generate sufficient cash flow from the sale of purchased and processed beef to local and European markets to satisfy the financing requirements.

Relying on written commitments of equity financing from investors, the Company made a deposit on the packing plant on June 29, 2000. For financing reasons, a new company, Blue Mountain Packers LTD., was incorporated, to operate the packing plant. It is intended that Hybrid will acquire all of the shares of Blue Mountain Packers LTD., for a nominal amount and operate it as a wholly owned subsidiary. Hybrid anticipated that between July and September, 2000, it would need to advance between $150,000 and $200,000 CDN, ($100,000 to $130,000 US) to Blue Mountain
to pay start-up costs.

The Company projected using part of the $300,000 US of equity financing to certify the packing plant and get it operating by the end of September. Barring large, unforeseen expenses, that money was projected to be sufficient to keep operating until positive cash flow was achieved. The purchase agreement provided for us to withdraw if, once we took possession, it appeared that the costs required to start up the plant were likely to be higher than expected.

Sufficient cash flow to service the purchase loan was projected to come from custom processing plus the processing of our own hormone free beef. The Company confirmed adequate supplies of both from an Alberta group that has bison for us to process and hormone free beef that the packing plant can purchase, process and market in North America and Europe. Our calculations indicate that would provide sufficient positive cash flow for the packing plant until we produce our own supply from our own MEFFs.








==============================================================================

Page-15-

Our research shows that there is a strong, lucrative market for hormone free beef in Europe. The packing plant meets EU specifications and CFIA has advised us they can see no reason why we would not receive the appropriate certification. The Company also has contacts with highly placed officers of two of the larger Swiss meat distributing companies and they have expressed strong interest in Canadian hormone free beef. The net return from this market is projected to be considerably higher than from North American markets.

Other good markets where the Company has good contacts include the cruise ship industry and a group that manages high-end restaurants.

Our research further indicates that the market for good-quality, hormone free beef is not being filled at present even though consumers are prepared to pay premium prices for it. Specialty shops that wish to market this beef find it difficult to obtain sufficient supplies of the quality their customers are prepared to pay for. Restaurants that wish to offer specialty items of hormone free beef on their menus have difficulty obtaining an assured supply of the quality and quantity they require. The Company anticipates that it can succeed financially by having the MEFFs produce this beef. Blue Mountain Packers LTD would purchase the beef, process and market it at premium prices to all of the markets described above. It is anticipated that Blue Mountain Packers LTD would operate successfully and profitably as a wholly owned subsidiary of the Company.

If we are unable to arrange the financing to purchase the packing plant on our own, we intend to seek a strategic alliance or joint venture partner or partners, who have processing needs and would strengthen the financial base to satisfy lenders. Such "partners" may be offered shares in Blue Mountain Packers LTD. No such negotiations are being conducted at the moment, nor are expected in the immediate future.

The Company believes it is necessary to get on with our program and begin building MEFFs and producing our own hormone free beef as soon as possible, whether or not we operate the packing plant. As such, the Company is seeking debt financing from a private source to allow us to construct our first MEFF. The Company is in the process of negotiating a loan for $500,000 CDN to cover all construction and start-up costs, plus a reserve to cover operating costs until the MEFF begins generating cash flow. This is projected to be approximately six to eight months from the start of construction. This plant will be built near Kelowna, B.C., Canada, and is intended to be a Company owned and operated demonstration, training and research facility. The lender is expected to be given mortgage security on the plant. Construction is expected to begin as soon as a written commitment outlining the funding conditions is signed by both parties.











==============================================================================

Page-16-

As a result of ongoing research, the Company has been advised to eliminate the training and construction management fees. Instead, each MEFF will be sold at a profit which is projected to be sufficient to cover all of the training, construction, and general overhead expenses until each MEFF begins paying royalties. In addition, the column and spinner, which are the most sensitive pieces of the proprietary equipment, will be leased to the operator for a lease payment based on their value. This lease payment has not yet been set. In addition, ongoing monthly service fees will be established in the $150 to $250 per month range to cover the costs of the ongoing service and training.

The Company has investigated sources that would provide financing to the operators for the construction of the MEFFs, in order to be able to build as quickly as possible once operators are approved for training. One source are the European ecological funds, which finance projects that have a positive environmental impact. They wish to see the first MEFF once it is operating and assuming that it performs as expected, they have expressed strong interest in financing the construction of the MEFFs. The Company anticipates that the MEFFs will meet the "eco" fund requirements and they will agree to provide financing for the operators who meet their qualifications.

In addition to the "eco" funds, two large West Coast leasing companies have expressed strong interest in providing financing for the operators of MEFFs who meet their requirements. No commitments for construction of MEFFs will be made until financing is committed.

Projecting short and long-term liquidity requirements for Hybrid is extremely difficult, largely because we have no operating history. In many cases it has been necessary to make projections regarding such things as building times and costs relying on estimates made by others. These projections are best estimates with contingencies built in. Such forward-looking projections are inherently inaccurate and placing undue reliance on them is inherently dangerous as actual results may differ substantially from these projections.

As of June 30, 2000, the Company had received $150,000 U.S. from the sale of shares. A further $31,000 CDN was borrowed from a related party to provide sufficient funds to make the $250,000 CDN deposit on the packing plant. Of the $300,000 US ($450,000 CDN) yet to be received from the equity financing, $150,000 to $200,000 CDN was expected to be loaned to Blue Mountain Packers LTD to get the packing plant certified and operating, which was projected to take 3 to 4 months. The balance of that money, $250,000 to $300,000 CDN, was projected to be sufficient to meet liquidity needs until the packing plant was generating positive cash flow which was projected to take three to six months after processing began.

The commitment from investors to provide the further $550,000 US in equity financing was expected to give us adequate reserves in the event that it took longer than projected to achieve positive cash flow from the packing plant and/or the MEFFs.







==============================================================================

Page-17-

For the longer term, approximately 10 MEFFs paying royalties are projected to produce sufficient revenue to cover liquidity needs to cover all general overhead and operating expenses and produce an operating surplus.
Projections indicate that it will take less than a year to achieve that number of operating plants.

In the meantime, operating expenses will be kept to a minimum and no construction will commence until funding is committed. It is anticipated that related parties will continue to pay operating expenses until such time as funds are received, but no commitment can be made. If more money is required in the next twelve months, the Company anticipates selling more stock to raise cash.

RESEARCH AND DEVELOPMENT

Since 1998, the Company has spent $8,000 on research and development. The majority of funds were spent on perfecting the formula for the emulsifier. The balance of the funds were spent on testing at the British Columbia Institute of Technology to quantify the effects of the use of the hybrid fuel in an unaltered diesel engine.

During the next twelve months, the Company anticipates expending $50,000 on research and development with respect to the following:

1. Researching the long-term use of the hybrid fuel, particularly in extreme temperatures; plus testing and refinement to obtain the optimum hybrid fuel mixture.

With respect to further testing of the hybrid fuel, the Company has had preliminary discussions with manufacturers of diesel engines and several companies that operate large fleets of diesel powered equipment. Several have expressed strong interest in using the fuel in their operations and providing testing and evaluation services at no charge or significantly reduced prices. As of this date, no contracts have been entered into.

The Company is also investigating the possibility of applying for grants from various government agencies for support in further testing of the hybrid fuel.

2. Researching efficiencies in plant construction and operation;

3. Research of training methods and development of training and operations manuals.













==============================================================================

Page-18-

TRENDS THAT MAY EFFECT THE COMPANY'S BUSINESS

The Company has identified the following trends as potentially having an impact on the business of the Company.

Trend toward supporting businesses which have a positive environmental impact. The Company seeks to take advantage of this trend by providing technology that produces a hybrid fuel which reduces diesel engine emissions. In addition, the animal finishing operation will be promoted as having an environmentally positive impact in that it produces no groundwater pollution and virtually no odor.


Over the last three decades, there has been a trend toward reducing consumption of meat generally and beef in particular. Continuation of this trend could have an adverse effect on the Company. However, in January 2000, Successful Farming Online reported the first increase in consumer spending on beef since the early 1970s. This was an increase of 4%. This report further says that consumers will pay more for beef that is guaranteed good quality. This, and a trend toward consuming healthier foods, is expected to operate to the advantage of the Company.

Management is of the view that if overall beef consumption declines, it should have little or no adverse effect on the Company's business as the MEFFs are expected to produce exceptional quality beef which we anticipate marketing as guaranteed quality beef which is hormone and antibiotic free.

Trend towards significantly increased gas prices. Within North America, there is a trend towards significantly increased gas prices, which the majority of commentators seem to believe will continue. One of the responses to this trend has been the announcement by President Clinton of research programs to triple the use of ethanol during the next ten years. The Company believes that this initiative creates a more favorable climate for the expansion of the Company's business.

The United States and Canada are signatories to the Kyoto Emission Standards Agreement which requires them to adhere to the Kyoto Protocol commitments to reduce pollution by the year 2010. In addition, many states, such as California, have or are considering legislation to eliminate the use of MTBE as an octane enhancer and "clean air" additive. This should work to the advantage of the Company, as ethanol is the additive of choice to replace MTBE. Also, the Company plans to produce ethanol relatively inexpensively, and the proprietary emulsifier allows the mixing of wet ethanol and diesel which reduces emissions, without incurring drying costs. There is a risk that there will be no market for the hybrid diesel fuel. However, the ethanol should still be valuable for use in other products such as windshield washer fluid or gasohol.

Trend of governments and health regulators to mandate environmental clean-ups and reduce pollution. In California and other states, local authorities are implementing stricter environmental clean-up requirements,





==============================================================================

Page-19-

in particular tighter restrictions on the handling of dairy waste which has been found to contaminate ground water. The Santa Ana Regional Water Quality Control Board, which enforces state and federal water quality standards in the Santa Ana River watershed, recently mandated dairy farmers remove stockpiled manure and established a new 180 day limit for new manure to be cleared from the dairies. The Company's gasifier technology and the fuel-feed lot facilities may provide answers to this type of regulation.

During the last two years the Company has spent zero dollars on compliance with environmental regulations. The Company believes that the impact of the cost and effects of the Company's compliance with environmental laws should be minimal in the future as the Company's process is believed to be environmentally friendly.

It must also be noted, that beef prices are especially volatile as a result of the "mad cow" scare sweeping Europe. The result is that beef prices generally are expected to rise in the short term even though demand is likely to decline. In addition, with fuel prices as high as they are and expected to go higher, the price of ethanol is also expected to increase. Both of these trends should work to the advantage of the operators and the Company.

As of June 30, 2000, the Company had:
1. Outstanding liabilities in the amount of $241,291, which include deferred salary of $108,000 owed to the President;
2. Committed $100,000 to $130,000 for renovation and certification of the packing plant during the next twelve months. Further capital commitments will only be made when funding has been committed.





























==============================================================================

Page-20

ITEM  7.  FINANCIAL STATEMENTS

Hybrid Fuels Inc.

Index to Consolidated Financial Statements Contents

                                               Page
Report of Independent Auditors...................21
Consolidated Balance Sheets......................22
Consolidated Statements of Operations............23
Consolidated Statements of Cash Flows............24
Consolidated Statements of Stockholders' Equity..25
Notes to Consolidated Financial Statements.......26











































===============================================================================

Page-21-

INDEPENDENT AUDITORS' REPORT
------------------------------------------------------------------------------
To the Stockholders and Directors of Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Hybrid Fuels, Inc. (formerly Polo Equities, Inc.) (A Development Stage Company) as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows accumulated for the period from February 16, 1960 (Date of Inception) to June 30, 2000 and the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards used in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to examine evidence regarding payments to former directors during fiscal 1998 and 1999, as further explained in Note 7 to the consolidated financial statements, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Hybrid Fuels, Inc. (A Development Stage Company), as of June 30, 2000 and 1999, and the results of its operations and its cash flows accumulated for the period from February 16, 1960 (Date of Inception) to June 30, 2000 and the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles used in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues and has conducted operations at a loss since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MANNING ELLIOTT
CHARTERED ACCOUNTANTS
Vancouver, Canada
April 17, 2001






==============================================================================

Page-22-

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
-----------------------------------------------------------------------------
                                        June 30, 2000  June 30, 1999
                                        ------------- -------------
                                               $            $
ASSETS
Current Assets
Cash                                          485            -
Other Asset
Deposit on Plant (Note 3)                 170,561            -
                                         ------------------------------
                                          171,046            -
                                         ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable
                                            3,111            -
Shareholder loan payable (Note 4(a))      163,748          139,410
Amounts owing to a Director (Note 4(b))    74,432            -
                                         -------------------------------
                                          241,291          139,410
                                         -------------------------------
Temporary Equity and
Redeemable Shares (Note 5(d))             223,000          223,000
                                         -------------------------------
Stockholders' Equity (Deficit)

Common Stock: $0.001 par value;
50,000,000 shares authorized
16,523,600 and 16,923,600
shares are issued and
outstanding respectively
(Note 5(b), (c) and (d))                   16,524           16,924

Additional Paid-in Capital                165,474           15,074


Deficit Accumulated During
the Development Stage                    (475,243)        (394,408)
                                       ------------------------------
                                         (293,245)        (362,410)
                                       ------------------------------
                                          171,046             -

Nature of Operations and Continuance of Business (Note 1)

(See Accompanying Notes to the Consolidated Financial Statements)






==============================================================================

Page-23-

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company
Consolidated Statements of Operations

                     Accumulated from
                     February 26, 1960
                     (Date of Inception)      June 30,       June 30,
                      to June 30, 2000         2000            1999
                              $                  $               $
                    ------------------------------------------------------
Revenue

General and Administrative Expenses
--------------------------------------------------------------------------

Disputed compensation
(Note 6(b))                 243,463             -            187,706
Executive compensation
(Note 4(b))                  72,000           72,000            -
Filing and regulatory
fees                          7,607            2,607            -
General and
administration               54,252            1,321          23,090
Professional fees            47,449              508          39,482
Rent and telephone           31,871            3,183          25,151
Travel and promotion         10,601            1,216           3,948
                         ---------------------------------------------
                            467,243           80,835         279,377

Research and Development Expenses

Consulting and research       8,000             -              3,000

                         ---------------------------------------------
Net Loss                   (475,243)         (80,835)       (282,377)
                         ---------------------------------------------
Net Loss Per Share                            (.006)          (.014)
                        ----------------------------------------------
Weighted Average Shares Outstanding        14,609,000     15,015,000


(See Accompanying Notes to the Consolidated Financial Statements)













==============================================================================

Page-24-

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company
Consolidated Statements of Cash Flows

                                Accumulated from
                                February 26, 1960   Years ended
                                (Date of Inception) June 30,  June 30,
                                to June 30, 2000      2000      1999
                                      $                $           $
                               -----------------------------------------
Cash Flows To Operating Activities
Net loss                           (475,243)        (80,835)   (282,377)
Non-cash items
Shares issued for services           12,000             -         -
Other adjustment                       (502)            -         -
Adjustment to reconcile net
loss to cash
Accounts payable and accrued
liabilities                           3,112           3,111       -
Net Cash Used In Operating
Activities                         (460,633)        (77,724)   (282,377)
Cash Flows To Investing Activities
Note receivable and deposit
on plant                           (170,561)        (170,561)     -
Net Cash Used By Investing
Activities                         (170,561)        (170,561)     -
Cash Flows From Financing Activities
Amounts owing to a Director           74,432          74,432       -
Shareholder loans payable            163,747          24,338    (11,200)
Temporary equity and redeemable
shares                               223,000             -       223,000
Issuance of common stock             170,500         150,000      13,600
Net Cash Provided By Financing
Activities                           631,679         248,770     225,400
Net Increase (Decrease) in Cash          485             485    (56,977)
Cash - Beginning of Period              -               -        56,977
Cash - End of Period                     485             485       -
Non-Cash Financing Activities
A total of 12,000,000 common shares
were issued for services in 1993      12,000             -         -
Supplemental Disclosures
Interest paid in cash                   -                -         -
Taxes paid in cash                      -                -         -

(See Accompanying Notes to the Consolidated Financial Statements)










============================================================================

Page-25-

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity

                        # of                  Additional Deficit      Total
                       Shares                 Paid-in    Accumulated
                       Issued           Par   Captial    During the
                       and Outstanding  Value            Development
                                                         Stage
                                          $      $          $           $
                      -------------------------------------------------------
Cumulative from February 16, 1960 (Date of Inception) to June 30, 1997
                         15,000,000     15,000  3,398      (18,398)      -
-----------------------------------------------------------------------------
Shares returned to treasury for cancellation
(Note 5(a))             (12,000,000)  (12,000) 12,000       -          -
-----------------------------------------------------------------------------
Shares issued to effect a reverse merger
(Note 5(a))             12,000,000     12,000  (12,000)     -          -
-----------------------------------------------------------------------------
Net loss for the year       -            -        -       (93,633) (93,633)
-----------------------------------------------------------------------------
Balance at June 30, 1998
                        15,000,000     15,000     3,398  (112,031)  (93,633)
-----------------------------------------------------------------------------
Issuance of 1,900,000 shares
(Note 5(b))              1,900,000      1,900     (1,900)     -         -
-----------------------------------------------------------------------------
Issuance of shares for cash
                             23,600         24     13,576      -      13,600
-----------------------------------------------------------------------------
Net loss for the year                                     (282,377) (282,377)
-----------------------------------------------------------------------------
Balance at June 30, 1999
                        16,923,600     16,924     15,074  (394,408) (362,410)
-----------------------------------------------------------------------------
Cancellation of shares previously issued
(Note 5(b))             (1,900,000)    (1,900)     1,900       -        -
-----------------------------------------------------------------------------
Issuance of shares pursuant to subscription agreements
(Note 5(c))              3,000,000      3,000    297,000       -     300,000
-----------------------------------------------------------------------------
Less subscription receivable
(Note 5(c))             (1,500,000)    (1,500)  (148,500)      -    (150,000)
-----------------------------------------------------------------------------
Net loss for the year                                      (80,835) (80,835)
-----------------------------------------------------------------------------
Balance at June 30, 2000
                         16,523,600    16,524    165,474  (475,243) (293,245)
-----------------------------------------------------------------------------
As at June 30, 2000 an additional 3,211,020 shares were issued but not outstanding as 3,000,000 shares are to be returned for cancellation (Note 5(c)) and 211,020 were issued with rescission rights attached (Note 5(d)).

(See Accompanying Notes to the Consolidated Financial Statements)
=============================================================================

Page-26-

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





==============================================================================

Page-27-

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

4.   Note Receivable
On September 15, 2000, the Company issued a note for Cnd$50,000 ($33,638) due and payable on or before September 15, 2001 plus 8% interest and passed the funds to Blue Mountain Packers Ltd., which executed a note payable for the same terms. On January 5, 2001, a further Cnd$35,000 (US$22,050) was loaned without interest or fixed terms of repayment. A total of $4,919 of plant refurbishing expenses were paid on behalf of Blue Mountain. These notes and advances, totaling $60,607 were written-off on March 15, 2001 when the option agreement was terminated. These funds were used by Blue Mountain Packers Ltd. to refurbish the plant.




===============================================================================

Page-28-

5.   Related Party Transactions/Balances
(a) Cash loans of $498,402 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totaling $31,937 on behalf of the Company. The balance of $163,748 is currently owing without interest or specific repayment terms.


(b) The President and Director of the Company, has paid office and related expenses from personal funds in the amount of $2,432. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $72,000 at June 30, 2000. These amounts are unsecured, non-interest bearing and due on demand.

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

(b) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability it may incur in any way arising out of the cancellation of such shares and the transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totaling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. No other contingent liabilities have been included as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as the former administration has failed to provide addresses despite a number of requests.









==============================================================================

Page-29-

6.   Stockholders' Equity (con't)

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

(e) On January 5, 2001, the Company received Cnd$48,000 (US$30,240) from a non-related company. The Company has agreed to issue 158,400 restricted common shares subject to board resolution.

7.   Subsequent Events
(a) On January 5, 2001, the Company received Cnd$48,000 (US$30,240) from a non-related company. The Company has agreed to issue 158,400 restricted common shares subject to board resolution.

(b) A further $32,357 loan was received from the major shareholder.

(c) See Note 4 for note and advances written-off.

(d)	See Note 3 for the forfeiture of the deposit on plant.








==============================================================================

Page-30-

ITEM  8.  CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS

On December 2, 1999, the Company engaged James E. Slayton, CPA as its independent accountant. The decision to engage James E. Slayton, CPA as the Company's independent accountant was approved by the Company's President and Director.

In a report dated May 20, 1998, Orton & Company, Certified Public Accountants, reported on the Company's financial statements as of April 30, 1998 and June 30, 1997 and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from July 1, 1997 through April 30, 1998 and for the year ended June 30, 1997. Such report did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles. Orton & Company, Certified Public Accounts, understands that they were terminated as the Company's independent accountants effective mid 1998. Thereafter, the Company engaged James E. Slayton, CPA as its independent accountants on December 2, 1999.

During the Company's two fiscal years ended June 30, 1998 and 1997, and the subsequent interim period preceding the decision to engage independent accountants, there were no "reportable events" requiring disclosure pursuant to Item 304 of Regulation S-B.

Orton & Company, Certified Public Accountants, has provided the Company with a letter pursuant to Rule 304 of Regulation S-B.


                                  PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following table sets forth as of June 30, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

NAME          AGE   POSITION                    DIRECTOR OR OFFICER SINCE

Clay Larson   59    President, Secretary        June 28, 1999
                    and Director

Information about Clay Larson.

Prior to becoming a Director and President, Mr. Larson was a practicing lawyer for 25 years. Prior to leaving the profession in February 1997, he was the senior and managing partner in the law firm. He has extensive business experience involving dealing with government agencies, financial institutions, client services, personnel, computer equipment and operating systems. After leaving the practice of law, he worked as a business consultant, leaving that to become President and Director of the Company. Mr. Larson has no other directorships in any reporting companies.

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

==============================================================================

Page-31-

ITEM  10.  EXECUTIVE  COMPENSATION.

Mr. Larson, the Company's sole officer and director, began accruing salary in the amount of $6,000 per month as of July 1, 1999, which is being deferred until such time as the Company has adequate funds to pay compensation. At the present time, the Company does not have any other compensation agreements or plans with the officer and director of the Company. The Company does intend to enter such an agreement in the future.

The Company intends to appoint not less than two nor more than five new directors who will be remunerated in accordance with their responsibilities with the Company. At year end, no prospective directors had been identified. At such time as new directors and/or officers are appointed, the Company will adopt a compensation plan which will likely include stock options and performance incentives which may be tied to gross sales, increase in sales, gross revenues, increase in gross revenues and profitability.



                         SUMMARY COMPENSATION TABLE
               Annual compensation               Long term compensation
-------------------------------------------------------------------------------
                              Other   Restricted Securities   LTIP    All
                              Annual    stock    underlying   payouts other
Name &      Year Salary Bonus Compen-   awards   options/SARs  ($)    Compen-
Principal   ($)  ($)          sation($)  ($)        (#)               sation
Position
-------------------------------------------------------------------------------
Clay Larson 2000 72,000 -0-    -0-      -0-         -0-        -0-     -0-
President,  1999 36,000 -0-    -0-      -0-         -0-        -0-     -0-
Secretary,
Treasurer
-------------------------------------------------------------------------------
Iris McCammon1999 -0-   -0-    -0-      -0-         -0-        -0- 112,935.91(1)
President   1998  -0-   -0-    -0-      -0-         -0-        -0- 41,267.91(1)
--------------------------------------------------------------------------------
Ronald Bothers 1999-0-  -0-    -0-      -0-         -0-        -0-     -0-
Secretary   1998  -0-   -0-    -0-      -0-         -0-        -0-     -0-
Treasurer
-------------------------------------------------------------------------------
Justeene    1997  -0-   -0-    -0-      -0-         -0-        -0-     -0-
Blankenship, President
-------------------------------------------------------------------------------
Danni Uyeda 1997  -0-   -0-    -0-      -0-         -0-        -0-     -0-
Secretary
-------------------------------------------------------------------------------
Shane Duffin 1997  -0-   -0-    -0-     -0-         -0-        -0-     -0-
Treasurer
-------------------------------------------------------------------------------
(1) The amounts shown under other compensation for Iris McCammon are the subject of an investigation by the Company as these amounts were improperly paid. See details under "Legal Proceedings."



==============================================================================

Page-32-

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person upon termination of their employment with the company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT;

CHANGES IN CONTROL

The following table sets forth as of June 30, 2000, the name and the number of shares of the Registrant's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 16,523,600 issued and outstanding shares ( see Consolidated Statement of Shareholders Equity in Financial Statements) of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title  of   Name and Address of     Amount and Nature of     Percentage of
Class       Beneficial Owner        Beneficial Ownership     Class
-------------------------------------------------------------------------
Common      Donald  Craig                    1,850,000               11.2%
            214-2791  Hwy.  97N
            Kelowna, BC V1X  4JB

Common      Clay  Larson  (1)                1,200,000               7.26%
            740  Westpoint  Crt.
            Kelowna,  BC V1W 2Z4

Common      Auchengrey Ltd.                  2,000,000               12.1%

Common      Killalow   Ltd.                  2,000,000               12.1%
===========================================================================
Common      Total Officers and Directors
            as a  Group (1 Person)           1,200,000                7.26%
============================================================================

(1)  Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

The Company utilizes office space provided by the officers, directors and shareholders of the Company. Rent at $400/ month is accruing due to Sir Donald Craig for the office he provides. That is fair market rent, payable to a Company that is not related to Hybrid.

The Company is not expected to have any significant dealings with affiliates. Presently, other than as described above, none of the officers and directors have any transactions which they contemplate entering into with the Company.
==============================================================================

Page-33-


ITEM  13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules
The financial statements as set forth in Item 7 of this report on Form 10-KSB are incorporated herein by reference.

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Reports on Form 8-K
The Company did not file any reports on Form 8-K during the year.

(c) Exhibit No.
    3.1 Articles of Incorporation (1)
    3.2 Bylaws (1)
    4.1   Specimen stock certificate.

    (1) Incorporated by reference from the Company's Form 10SB filed with the SEC on February 7, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this statement to be signed on its behalf, by the undersigned; thereunto duly authorized.

Hybrid Fuels, Inc.

Date: June 11, 2001.			        By: /S/ Clay Larson
                                    ----------------------------
                                            Clay  Larson
                                            President and Sole Director























==============================================================================

Exhibit 4.1 Specimen Stock Certificate

             NOT VALID UNLESS COUNTERSIGNED BY TRANSFER AGENT
               INCORPORATED UNDER THE LAWS OF THE STATE OF

                                     Nevada

                NUMBER                                    SHARES
       ------------------------                  -------------------------
      (                        )                (                         )
      (                        )                (                         )
      (                        )                (                         )
       ------------------------                  -------------------------
                                                   CUSIP NO. 44860F 10 3

                               HYBRID FUELS, INC.

           AUTHORIZED COMMON STOCK 50,000,000 SHARES * PAR VALUE 5801


THIS  CERTIFIES  THAT

                                    SPECIMEN
                                      ONLY

IS  THE  RECORD  HOLDER  OF


                    Shares of HYBRID FUELS, INC. Common Stock

Transferable on the books of the Corporation in the person or by duly authorized attorney upon surrender of this Certificate properly endorsed. This Certificate is not valid until countersigned by the Transfer Agent and registered by the Registrar.

     Witness the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.

Dated:

                                HYBRID FUELS, INC.
                                    CORPORATE
_________________________________     SEAL      ___________________________
             SECRETARY                                  PRESIDENT
                                     NEVADA


NOT VALID UNLESS COUNTERSIGNED                    Countersigned
       BY TRANSFER AGENT          Standard Registrar & Transfer Company, Inc.
                                   12328 South 1840 East * Draper, Utah 64028
                                              By:__________________________
                                                   Authorized Signature






==============================================================================



All restricted stock issued by the Company is endorsed with the following legend:

THESE SHARES HAVE NOT BEEN REGISTERED UNDER THE U.S. SECURITIES ACT OF 1933 AS AMENDED, HAVING BEEN ACQUIRED FOR INVESTMENT PURPOSES ONLY AND NOT WITH A VIEW TO REDISTRIBUTE. THEY MAY NOT BE SOLD OR OFFERED FOR IN ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THE SHARES UNDER THE SECURITIES ACT
OF 1933 AS AMENDED, OR AN OPINION OF COUNSEL SATISFACTORY TO THE CORPORATION AND AN EXEMPTION FROM THE SECURITIES ACT OF 1933 AS AMENDED, IS AVAILABLE AND THAT SUCH REGISTRATION IS NOT REQUIRED, OR IN THE ALTERNATIVE THAT SUCH SHARES MAY BE SOLD UNDER RULE 144 AS PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION OF THE UNITED STATES.