Form 10KSB
period 2001-06-30
HYBRID FUELS INC
filed 2001-10-12
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                ___________________

                                    FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                      For The Fiscal Year Ended June 30, 2001

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For The Transition Period from _______ to__________

                          Commission File Number  0-29351

                                 HYBRID FUELS, INC.
                               ---------------------
            (Name of small business issuer as specified in its charter)

           NEVADA                                   88-0384399
   -------------------------------          ------------------------
   (State of incorporation)               (IRS Employer Identification No.)

     PO Box 41118, Winfield B.C.,                     V4V 1Z7
  ------------------------------------------       --------------
  (Address of Principal Executive Offices)           (Zip Code)

Issuer's Telephone Number (250) 868-0600

Securities registered pursuant to section 12 (b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:  None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the last 90 days.      Yes [ ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.      [X]

The number of shares outstanding of the registrant's common stock as of October 5, 2001 is 20,843,600
The number of shares issued of the registrant's common stock as of October 5, 2001 is 21,056,353


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

Page-2-


                                 TABLE OF CONTENTS

PART I...........................................................Page 3

 Item 1.   DESCRIPTION OF BUSINESS...............................Page 3

 Item 2.   DESCRIPTION OF PROPERTY...............................Page 16

 Item 3.   LEGAL PROCEEDINGS.....................................Page 16


PART II .........................................................Page 16

 Item 5.   MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS................Page 16

 Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.....................................Page 18

 Item 7.   FINANCIAL STATEMENTS..................................Page 22

 Item 8.   CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS..........Page 32


PART III ........................................................Page 33

 Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
           AND CONTROL PERSONS...................................Page 33

 Item 10.  EXECUTIVE  COMPENSATION...............................Page 34

 Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.................................Page 34

 Item 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS....Page 35


 Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K...............................Page 35






















==============================================================================

Page-3-
                                   PART I


ITEM  1.  DESCRIPTION  OF  BUSINESS.

This Form 10-KSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-KSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-KSB. Actual results could differ materially from the results discussed in the forward-looking statements.

Except for disclosures that report the Company's historical results, the statements in this document are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company assumes no obligation to update forward-looking statements or comments or the reasons why actual results may differ therefrom.

The Company is a developmental stage company that has had no income since the acquisition of the hybrid fuels technology in June 1998. Until such time as the Company sells an ethanol plant or otherwise earns revenue, necessary financing will be obtained from loans or the sale of securities. If the Company is unable to obtain funds from external sources, it is unlikely that it will be able to pursue its program and it may not be able to continue to operate in the long term. It is uncertain if and when it will develop any significant cash flow.

Hybrid Fuels intended business is to sell integrated farm scale facilities that combine ethanol production with a beef finishing operation. This integration is achieved through certain procedures, process improvements and mechanical devices the company has discovered or developed.

Sir Donald Craig, the man most responsible for the development of the hybrid process, was born in Baldur, Manitoba. His family has known farming as a way of life for six generations. His first post-secondary degree was in Agricultural Engineering. Shortly after graduation, during the 1950s, he started and managed one of the earliest confinement-style cattle feedlots in British Columbia. This operation was one of the first of its kind in B.C., and utilized feedstock consisting of distillers wet grains (also called distillers mash) and stillage water. His doctoral thesis was on conservation of the rainforest. He was Knighted for his contributions to the environment and agriculture and awarded an Honorary Doctorate of Bio-Chemical Engineering for his contributions to the Hybrid process.

SOME CONCERNS ABOUT PRESENT FINISHING METHODS

The Company believes beef cattle don't do well using what may be referred to as "factory farming methods". In "Diet For A New America", John Robbins described how, in most conventional beef feedlots, antibiotics are fed to the animals daily to prevent them from becoming sick. In addition, growth hormones are implanted or fed to increase weight gains and toxic chemicals are used to kill flies and to protect the animals from parasites that might interfere with weight gains. He also reviewed the evidence pointing to growing health concerns that seem to be the result of those substances remaining in the meat, and being ingested when consumers eat the end product.


==============================================================================

Page-4-

In addition, according to a report by noted security analyst, Edward Luttwalk, recently published in the February 12, 2001 edition of the Toronto Globe and Mail, factory farming involves the crowding, of thousands of animals, into an area about the size of a city block. The report states, "_to put it plainly, nearly all beef cattle in North America and Europe survive in a chronic state of low level sickness with the use of large amounts of antibiotics. Because they are cheap and induce water retention that increases weight, antibiotics are just the thing for feedlot operators whose animals could not survive a week without them." Luttwalk goes on to say, "At a time when old diseases such a tuberculosis are reappearing, along with bacteria strains that have become highly resistant to antibiotics, their use in mass quantities by cattle raisers is a real problem. Until recently, it was thought that humans couldn't absorb antibiotics from cooked meat, but research prompted by bovine spongiform encephalopathy (BSE) has disproved all that "These findings are further supported by recent research at the University of Illinois, according to a Canadian Press report. This research has documented the transfer of antibiotic resistant genes from large-scale hog facilities to surrounding water and soil. These scientists are reported to have concluded that this is evidence to tie antibiotic resistance in humans to widespread use of antibiotics in the livestock industry. Rustam Aminov, one of the scientists, is reported to have said, "Its' not an unreasonable conclusion with 75% of all the antibiotics in the US finding their way into meat and poultry."

These concerns and others about:
1. the declining number of family farms;
2. declining fossil fuel reserves; and
3. threats of global warming,
led Sir Donald, along with a number of other highly qualified individuals of like ambition, whom together hold degrees in Agricultural, Civil, Chemical, Biochemical, Electrical, Mechanical and Forestry Engineering, plus Botanists, Veterinarians and Animal Husbandrymen, to address their concerns by actively developing this "farm integration" plan.

Management believes strongly in the importance of this business and the role it can play, particularly in the lives of farm families. Management views this as an opportunity to be proactive in reducing pollution and conserving fossil fuels. We can help to reduce ground water contamination through destruction of animal waste, produce cleaner food, re-mineralize our soils, and perhaps reduce some of the cause behind the increase in antibiotic resistant "super bugs" and auto-immune diseases. At the same time, we can create a new source of income for farmers by commercializing this farm integration plan.

SOME HISTORY

As described above, the technology was developed over more than a decade by Sir Donald Craig and associates, and much of the technical information contained in this report is drawn from their education, training and experience.

Pilot testing of the first proprietary developments relating to fermentation techniques and distillation procedures of ethanol were carried out in Kelowna,
B. C., Canada in the early 1990's. After initial tests, a confinement type barn and adjoining buildings were leased at Dalum, Alberta in 1994 for full-scale testing. These facilities were utilized for animal feed test trials, fermentation testing, and other associated full-scale research on all aspects of the system for a period of two and a half-years, with very positive outcomes. However, the Company does not have written records of the test results, because those records were lost when that plant was shut down.




==============================================================================
Page-5-

The hybrid fuels technology was acquired by the Company in a reverse takeover in June 1998 and a plant that was intended to be the first commercial plant was constructed near Cardston, Alberta. Improvements to the technology installed in that plant included an innovative separation column that added diesel fuel and a chemical emulsifier at the point of condensation of the ethanol vapor.

Before the plant near Cardston could begin operating, the farmer sold the land and improperly removed the buildings and equipment. This matter is currently before the courts. Although the plant never operated, much was learned from the construction. That information has been used to refine the design which is expected to reduce construction costs and improve operating efficiency.

As a consequence of the Cardston plant being dismantled, there are no prototypes in existence at this time.

THE PROPOSED FACILITIES

The proposed plants are planned to consist of a barn in which the cattle are kept, a second building housing the ethanol making equipment and the gasifier, which will be set up next to the barn and ethanol plant. The ethanol making equipment consists of feedstock handling and preparation tanks, water tanks, fermentation tanks, separation columns, a spin dryer, necessary pumps and tanks to hold the ethanol. It is expected to cost about $500,000 CDN ($325,000
US) for all anticipated development costs and to complete construction of a plant (including the barn, the ethanol making plant, the gasifier and all related equipment) and to provide working capital to operate it until it begins to generate cash flow.

In the Company's intended facilities, the animals are kept in a warm, dry and clean barn during the finishing process of approximately 100 to 120 days. These barns have been designed to raise beef cattle under controlled atmospheric conditions. The buildings are prefabricated metal, insulated to R20 specifications, are well-lit and comfortable year around. The company utilizes air to air heat exchangers that in winter in cold climates exchanges the warm, heavily moisture-laden air with cold fresh air heated and dried through a heat exchanger. Del Air Systems, Humbolt, Saskatchewan, manufacture the equipment we plan to use and their calculations estimate heat losses from the barn at a total of 404,052 BTU per hour with gain from animal heat production of 407,078 BTU per hour at -17 Degrees F outside temperature. This is calculated to maintain inside building heat of 50 Degrees F at these temperatures. Management believes that these heat exchangers will keep the barn warm and dry in winter and that simple "swamp type" coolers common to the greenhouse industry will be adequate to provide summer cooling.

The barns are to be equipped with Ultra Violet (UV) type fly control units - Johnson Wax Co. Model 200A or 601T that are designed to control flies under the worst conditions, according to the manufacturer. The Company believes that regular removal and burning of the waste will also help to control flies and other parasites and thus eliminate the need for toxic chemicals to control those pests.

Typical beef operations produce manure and bedding which are expensive to dispose of and cause tremendous groundwater contamination. See the cover story from Macleans Online for June 12, 2000, which says in part, about the dangers of factory farms: "The monstrous size of these profitable operations has raised troubling questions about water quality and threats to public health from coast to coast. Manure from factory farms often contains a variety of heavy metals, lake-choking nutrients and deadly pathogens such as E. coli 0157." This article says in describing the resulting groundwater pollution problem in great detail:


===============================================================================
Page-6-

"In the US, the EPA estimates that agricultural runoff from animal factories and traditional farms is the leading source of water pollution in that country." The article then quotes Les Klapatiuk, who runs a firm specializing in water treatment, that there isn't a single government in Canada with adequate legislation to deal with these volumes of animal waste. "The leakage from lagoons is incredible, and when you spread millions of gallons of waste on a field it just runs into the surface water. If a city or oil company operated in this way, they would be shut down."

Management believes that the Company's technology will operate without adding to these pollution problems. Each barn is to be divided into 8 pens, 1 of which is empty and 7 of which have animals in them. Cattle being finished generally average about 12 pounds of manure and urine each day, which are about 80% moisture. (See Saskatchewan Agriculture 1988, ISBN 0-88656-475-1) Moisture content in the waste is controlled by spreading bedding, in the form of wood shavings, sawdust, or chopped straw (depending on price and availability) into the pens to soak up moisture from the manure and urine. The amount of bedding is adjusted so that one weeks accumulation of manure and urine in the bedding will generate waste with moisture content of approximately 45%, which is ideal for the gasifier, according to the manufacturer.

Each day the empty pen is cleaned and new bedding is placed in the clean pen. Then the animals from the next occupied pen are moved into the newly cleaned pen. When the manure and used bedding is removed, it is shoveled into a central auger system which carries it into a gasifier/burner to be transformed into heat.

This commercially available gasifier unit is rated by its manufacturer at 900,000 BTU per hour and daily waste removal from one pen is estimated by the company to yield +/- 6.5MM BTU. Estimated energy need for cooking and distillation totals +/- 4MM BTU leaving a surplus for other uses, including a greenhouse if desired. This gasifier has five burning stages and, according to the manufacturer, is expected to burn waste such as manure and bedding virtually free of emissions and with very little, if any, residual waste to cause pollution.

The plants are designed to run in a balanced state, producing 200 Imperial (240 US) gallons of ethanol per day. The amount of feedstock that is necessary to make the 200 gallons of ethanol coincidentally results in the production of enough distillers grains to supply enough food for 200 cattle. According to Sir Donald Craig, this same ratio holds true for different sized operations: the amount of feedstock to produce 500 gallons of ethanol is sufficient to feed 500 animals. The cattle are started between 750 and 1000 pounds and finished to about 1150 to 1400 pounds. Not all of the cattle are brought into the barn at the same time and so are at various weights and stages of finishing; the lighter ones eat less and the heavier ones eat more, generating an average that achieves a balance that management believes will average out over the whole operation.

These plants are expected to be operated manually by 2 people, which would usually be the operator and one employee. Thus trained people are expected to be in contact with the animals several times a day, while they are being fed, or moved from one pen to another. These operators should be able to detect any illness or disease early, separate any ill animal from the rest of the herd, and treat it for that specific illness, rather than giving a general course of antibiotics to all the animals as a precautionary measure. As a result, Company intends to have a policy that permits antibiotics only as required on any sick animal.

In the proposed facilities, grains, which will be referred to as feedstocks, are to be used for the dual purpose of ethanol production and as livestock feed. Grains such as barley, wheat, rye, corn, etc., are all suitable. Barley is most attractive because of its abundance and high starch content. It ferments well and has long been used for alcohol production.

==============================================================================

Page-7-

General Ethanol Information

The history of ethanol production for fuel worldwide is well documented, and covers a period of more than 75 years. The term "Energy Balance" associated with ethanol production, means the relationship between the energy used to produce ethanol and the energy recovered in the ethanol and is generally expressed in British Thermal Units or BTU's.

According to the publication Advances in Biochemical Engineering - Alcohol Production and Recovery by Maiorella, Wilke, and Blanch, of Lawrence Berkley Laboratory and Department of Chemical Engineering, University of California, Berkley, CA 94720: "Distillation until now has been considered to be very inefficient - utilizing as much energy as is produced in the alcohol product.

The Peoria, IL pilot plant built by the US Department of Agriculture illustrates that energy consumed for distillation is only 30% of the product energy." The commercial Peoria plant indicates a more favorable energy balance in the range of 2:1. Management believes that a ratio of 2:1 to around 4:1 is probably fairly representative of newly built ethanol making facilities. The Company believes its process will show a much higher favorable balance.

The two major costs of ethanol production are the feedstocks and the input energy for production. When producing alcohol related mainly to human consumption quality, the cost of grain and energy to produce it are of no real consequence. However, for ethanol to be accepted as a fuel extender, it must be available in a practical price range. The Hybrid Fuels process is designed to produce fuel-use alcohol which does not require complex, expensive equipment and the energy needed for the removal of fusel oil, aldehydes and other compounds that are poisonous if consumed.

In addition, by using the grain for the dual purpose of making ethanol and feeding cattle, the process creates another stream of income for the operator from the dual use of the feedstock at very little cost. Also, by using the heat from burning the waste as an energy source for the fermentation and distillation processes, the Company believes it will significantly reduce the input energy cost and thus generate a much more favorable energy balance. Because of the small amount of energy required to operate these plants, we have called them Micro Energy Food Facilities or MEFFs for short.

Hybrid Fuels Ethanol Production

The Hybrid Fuels process starts with the feedstock grain being soaked in water overnight, crushed and then heated to prepare it for fermentation. Then an enzyme reaction is started, using commercially available enzymes, which are expected to cost the operator less than $50 per month. This part of the process is carried out in the feedstock preparation tanks, which are part of the ethanol plant. A proprietary, "trade secret" process is then introduced that reduces process time quite significantly. At the completion of fermentation, the "beer" is drained off for distillation and the solids mash is passed through a centrifugal type separator or "spinner", which dries these "distiller grains" to a satisfactory moisture level appropriate for feeding, which are then conveyed to the animal feed troughs.
==============================================================================

Page-8-

Distillation is the next step in the process. The Company has developed a proprietary separation column that is inexpensively produced, has no moving parts, and yields 190 proof spirits in a single pass, according to the results of the Dalum and Kelowna test trials. This ethanol, containing approximately five percent (5%) water, is hydrous. To produce anhydrous ethanol, either molecular sieves or azeotropic distillation equipment is required. This equipment, and the energy costs associated with operating it, are not necessary for the Hybrid Fuels process.

At the completion of distillation, the de-alcoholized "beer" is recovered and stored for delivery to appropriate feed containers for the animals in the barn. This liquid is called stillage water. As a result of reports from Sir Donald Craig of his observations from the Dalum test trials, management believes that the feeding of this stillage water to the cattle promotes weight gains.

Feeding the distillers grains and stillage water to the animals in the adjacent barn, is very important because it virtually eliminates transport costs and addresses the challenge of stillage disposal. The Biomass Energy Monograph by researchers, Edward Hiler and Bill Strout of Texas A. & M. University, states: "If the nation were to replace 10 percent of its gasoline consumption with ethanol, the liquid stillage from ethanol fuel production would constitute a biochemical oxygen demand (BOD) load equivalent to all its domestic sewage. Therefore, expensive water pollution controls must be major goals of the emerging fuel-alcohol industry." These "expensive water pollution controls" are not necessary in the Hybrid Fuels process, as the stillage becomes a valuable animal feed supplement, not a by-product destined for disposal.

FEEDING WET DISTILLERS GRAINS AND STILLAGE WATER

There is a considerable body of literature which indicates that the feed value of the distillers grains is superior to that of ordinary grain. For example, see Dr. T. J. Klopfenstein of the University of Nebraska, reporting to the 31st Distillers Feed Conference on the "Digestibility of Distillers Grains", and G. M. Erickson and G. R. Tisher, writing in a Beef Science article #72-980 in 1989; "Barley Distillers Grains As Supplements For Beef Cattle". These articles generally indicate a significantly higher feed value of dried distillers grains (DDG) over ordinary grain, and higher still for wet distillers grains (WDG), which our process uses, over DDG.

The results regarding the beef referred to in this report is extrapolated from observations during the test trials at the Dalum facility in 1994, where WDG and stillage water were the daily diet of the animals. When the plant was closed, most of the records were destroyed or lost. With respect to one test trial that we have a record of, kill date September 23, 1994, 123 head of heifers that were very poor range stock were processed. Sir Donald Craig, from memory, advises these finished animals averaged weight gains of 3.94 pounds per day, without the use of hormones, steroids or antibiotics.

Weight gains of just under four pounds per day are a significant increase over the average for the industry, according to the statistics published by the Illinois FBFM Association. Their statistics show industry average weight gain is 3.5 pounds per day, for steers. Typically, heifers gain less. For example, Novy Agri-Nutrition Ltee, of St. Sauveur, Quebec, Canada has been supplying nutritional supplements to the beef industry in Quebec for 25 years and, according to their President, presently supply about 50% of all supplements to beef farmers in Quebec. According to information they provide to farmers in support of their supplements, the expected performance using those supplements is that steers over 850 pounds will gain an average of 3.4 pounds/day and heifers will gain 2.8 pounds/day.

===============================================================================

Page-9-

According to Cargill's kill record dated September 23, 1994, for these 123 heifers, the packout grade was 62% AAA, 34% AA and 4% A. This is higher than average in the AAA category according to the weekly summaries published by The Canadian Cattlemans Association, regarding the weekly sales of animals. Their figures typically show industry average of about 48% AAA, 48% AA and 4% A. From that same kill record, the conversion rate from live weight to carcass was 60%. According to Doug Hayward, the packing plant manager, who has over 25 years in the meat processing business, the industry average is accepted as 57 to 58%.

The same kill report showed there was no death loss, no liver damage and none were condemned. This was extraordinary results all around. This lot brought the highest price of the day at auction according to the Cargill auction purchase report, dated 13 September 1994. The processing results were so good that Cargill verbally offered a premium of $0.10 per pound FOB the plant for all animals that could be produced using this process. According to Sir Donald Craig, the other trials demonstrated similar results. The Company therefore believes that operators should be able to achieve similar results if the system is followed, or better results if good beef cattle are used.

Based on the literature cited above, and the Dalum results, the Company believes that feeding WDG and stillage water will produce high conversion rates of approximately one pound of beef for every seven pounds of grain without the use of steroids or hormones. According to John Robbins, in "Diet For A New America", conventional beef finishing operations may use as much as 16 pounds of grain for every pound of beef, with the use of hormones. Management believes that with the Company's anticipated improved conversion rate, the feedstock costs of these finishing facilities will be less than conventional feedlots, and still generate better than average weight gains without the use of steroids and/or hormones.

The Company intends to require that all animals brought in for finishing be certified hormone free in accordance with an existing certification protocol. This program requires that calves be registered and ear-tagging records be kept of the ranch of origin and ancestry of the animals plus every inoculation, injection and implant. The Company anticipates accessing such animals in order to assure us of receiving the type and quality of beef we require. Company policy will also require compliance with the hormone-free protocol and that antibiotics not be used generally on the animals, although they may be used on an ill animal as prescribed by a vet as part of the treatment of that animal.

Miscellaneous New Hybrid Technologies

During the period between the shutdown of the Cardston-area facility and the present time, Sir Donald Craig developed a unique, simple to operate, hydroponics-growing system that will be tested for internal housing purposes in the cattle-feeding barn. According to Sir Donald, the potential benefits of this technology are significant as it has the potential to produce rations of fresh feed grasses daily regardless of outside weather conditions. Based on current experimental growth results, the Company believes each system will yield about 1.5 tons of fresh, green barley grass per day. Assuming this sustained yield volume, a feed ration of 15 pounds per day per animal can be maintained.

Analyses of the green feed performed by Norwest Labs of Lethbridge, Alberta in May, 2001, indicates that with a barley grass feed ration of fifteen (15) pounds per day for each animal, the company could eliminate the use of feeding hay. When fed along with brewer's mash and stillage water, the Company believes this green feed will appreciably increase daily weight gains in all livestock. One result is that the feed enrichment process previously contemplated for each plant will no longer be included. The equipment to produce this green feed is expected to cost around $15,000 and to fit in the barn above the feed bunks so that feeding the green grass is relatively easy.

==============================================================================


Page-10-

FEEDSTOCK

The farm operator supplies the feedstock, which is to be used first to make the ethanol and then to feed the animals as described above. In addition, the operator is to supply the cattle, straw or other bedding, electricity, diesel, emulsifier and approximately 2500 to 3000 gallons of water per day. Management estimates that about 38,000 to 40,000 bushels of feedstock such as barley or corn, per year, will feed 200 cattle on a continually rotating basis. This estimate is based on verbal reports by Sir Donald Craig of the results of the test trials in Dalum, Alberta in 1994 and 1995.

According to US Department of Agriculture statistics on feed grains, the average yield for barley is around 60 bushels per acre and 120 bushels per acre for corn. Statistics from Agriculture Canada show higher yields for the same two grains in Canada. Management therefore believes that an average yield from about one section of land should produce sufficient barley or from one-half section should produce sufficient corn, to supply a plant.

THE HYBRID FUEL

The ethanol is "de-natured" by mixing about 2% emulsifier and diesel into the ethanol in the vaporization column so there is no pure ethanol accessible in the plant. 200 gallons are intended to be produced each day, and this chemical mixture is stored in an appropriate tank (3500 to 5000 gallons) on site until it is picked up, similar to bulk milk pickup, and delivered to a mixing plant to be further mixed into the final ratio.

Tests of the hybrid fuel were conducted at The British Columbia Institute of Technology (BCIT) in June of 1996, using a 1994 Dodge diesel truck with 92,000 kilometers (57,000mi) on the odometer. These tests of this fuel showed opacity (black smoke) readings of reduced particulate emissions by over 62% and NOx emissions by over 22%. This is considerably more effective in reducing particulate and nitrogen oxide emissions from diesel than any other diesel mixture of which the Company is aware. For example, diesel/water mixtures are being independently developed and tested by Elf Acquitane and retired MIT Professor, Keith Johnson, according to an article in the 13 March 1999 edition of New Scientist. The article reports that these mixtures reduce particulate emissions by 45% and NOx by 15%, compared to Hybrid's mixture which reduced those emissions by over 62% and 22% respectively in the BCIT tests. In addition to reducing pollution, this hybrid fuel may help to extend our known reserves of fossil fuels.

The tests that were conducted at BCIT used a mixture of 80% diesel, 10% emulsifier and 10% ethanol. Further tests are planned using various ratios. The end ratio is expected to be 70% to 80% diesel, 10% to 15% ethanol, and 10% to 15% emulsifier. This is consistent with the University of Illinois E-Diesel research referred to below.

The Company clearly understands that there are costs involved in the handling of the fuel. In the beginning, with the small quantities from the first plant, the plan is to mix locally and use the fuel for testing and evaluation by local users. Two local firms have agreed to evaluate the fuel made by the first plant as soon as we produce it. This is expected to generate some revenue.

The next ethanol/animal finishing facilities are expected to be built in the vicinity of commercial mixing plants that have the capacity to handle the production from the MEFFs on a contract basis. The plan is for the Company to purchase the resulting chemical mixture from each plant, and transport it to mixing plants for further mixing to achieve the appropriate ratio.

===============================================================================
Page-11-

When a larger number of plants are operating and are producing sufficient quantities, the Company plans to sell the mixed fuel to end users and diesel fuel distributors encompassing all industries. The Company estimates it will be more than a year before we get to that stage, at which time the Company intends to target the trucking and railway industries. Ultimately the Company may consider building and operating its own mixing facilities, if that becomes economically feasible.

Because the hybrid fuel can be used in an unaltered diesel engine, it can be used economically where it is available and no modifications or changes need be made to engines to switch back to regular diesel fuel when the hybrid fuel is not available.

There is research done by others which reviews the scope of research and the environmental and other benefits of ethanol-diesel mixes similar to the Company's. For example, see the report of the University of Illinois Agricultural Engineering Department's E-diesel research project written for the 2001 ASEA Annual International Meeting in Sacramento on July 30 & August 1, 2001. This report reviews in detail the findings of scientists working with diesel-ethanol blends starting in 1980, and indicates that there is generally a small loss of power, in the order of 3.5% to 5%, using these blends.

Our fuel is different because it contains a small amount of water, and it will therefore require separate evaluation. The Company believes that the small amount of water in the mix will reduce the power loss from using the blend. The testing that was done at BCIT in June 1996, did not disclose any power loss, but further evaluation is required. As a result of the testing at BCIT, the Company believes the fuel is safe for use.

Some potential users will be concerned about using this product. Ethanol-diesel mixes are presently being evaluated by Archer Midland Daniels, The Chicago Transit Authority and The University of Illinois. Their reports either are or are expected to be available on The University of Illinois website. The Company plans to provide end users with copies of these and subsequent evaluation reports in order to help alleviate potential users concerns about the safety and performance of the fuel.

As regulators work to decrease engine emissions and users look for less expensive fuels that burn cleaner, the Company believes it will be able to attract users for the hybrid fuel.

EMPLOYEES

Since his appointment on June 28, 1999, Clay Larson has been the President, a Director and the only employee of the Company. He is entitled to a salary of $6000.00 per month which is deferred until the Company has money to pay him. The Company does not intend to hire any other employees for the immediate future. For the short term, until resources permit, the majority of services will be supplied by paid consultants, contractors or commissioned salespeople.

SIGNIFICANT CONSULTANTS

Sir Donald Craig is the individual who is most responsible for the development of the concepts and invention of much of the equipment or improvements to the equipment. Mr. Craig is expected to supervise the building of the first plants, and the preparation of the training and operations manuals. He has agreed to donate his time without remuneration until the first plant is generating cash flow. Thereafter, he may provide consulting service as needed at mutually agreeable prices, and the Company intends to pay his Company related expenses.


===============================================================================

Page-12-

SUPPLIERS

The Company is not dependent on a limited number of suppliers as most of the equipment and materials required for the plants are readily available in all areas where the Company expects to be operating. The Company plans to contract for the supply of raw materials, and with independent contractors, who have a verbal arrangement with the Company, for the manufacture the columns and separators as necessary, on the basis of an agreed-upon amount for each item. These independent contractors work from their own premises and management believes they have the capacity to supply all of the items required by the Company for the next 12 to 24 months.

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

GOVERNMENTAL REGULATION

Each plant will require some form of government permit in order to operate. In the United States, the Bureau of Alcohol Firearms and Tobacco is the appropriate agency and they have verbally indicated to the Company that it would be able to obtain the appropriate permits. In Canada, the appropriate agency is Excise Canada which has taken the position that since the plants produce ethanol, each will require a distillers license. This would require the installation of equipment in each plant which is designed to measure the amount of alcohol.

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

COST AND EFFECTS OF GOVERNMENTAL REGULATION

Governmental regulation will affect the Company most in the areas of compliance with environmental regulations and those regarding the production of ethanol. Each jurisdiction will require the Company to obtain the appropriate permits to comply with its specific set of regulations. The Company plans to initially build in those jurisdictions where the process for obtaining the necessary permits to produce the hybrid fuel and to operate in accordance with these regulations, are the easiest and least expensive to comply with. The Company anticipates it will have little difficulty in complying with environmental regulations as the process does not create any pollution. In fact, the Company believes that its process may significantly reduce many of the pollution problems that are associated with beef finishing operations. The Company does not anticipate any significant delays in obtaining the necessary permits for the production of the hybrid fuel in the Province of British Columbia and in most states of the US. The necessary permit has already been issued for the first plant.

==============================================================================
Page-13-

During the last two years the Company has spent zero dollars on compliance with environmental regulations. The Company believes that the impact of the cost and effects of the Company's compliance with environmental laws should be minimal as the Company's process is believed to be very environmentally friendly.

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

The Company is expecting to have a screening process in place and at least four candidates approved by the time the first MEFF is ready to operate. These individuals will need to qualify for financing in accordance with the requirements of the particular financial institution. Financing will have to be committed before the Company would start construction. It is anticipated that the first operators will be fully trained and qualified by the time the second MEFF is finished and ready to operate.

COMPETITION

The production of food and fuel are both highly competitive. Giant companies compete in both markets with significant competitive advantages. Many competitors of the Company have significantly greater resources and experience than the Company. Additionally, competitors of the Company may have better access to financial and marketing resources superior to those available to the Company. With the resources and name recognition that competitors possess, the Company may face severe adversity entering the markets it is pursuing. There is no assurance the Company will be able to overcome the competitive disadvantages it will face as a small, start-up company with limited capital.

Major oil and petroleum companies as well as alternate energy companies will all be competitors of the Company. The Company is not aware of any competitors who offer farm scale feedlot-fuel plants, although there are several competitors who produce ethanol on a very large scale basis. Generally speaking, they produce dry ethanol for the gasahol market. The tests being done by Archer Daniels Midland suggest they are looking for ways to expand their ethanol production into use in the diesel fuel business. The Company believes it has a competitive advantage because of the quality of its hybrid fuel combined with the potential of significantly reduced environmental impact in both producing and using the hybrid fuel.

According to John Robbins in "Diet For A New America", the production of beef, pork, poultry and dairy products has become focused on giant facilities. In these "factories", antibiotics are used to prevent the animals from becoming sick, growth hormones are implanted or fed to force weight gains and toxic chemicals are used to kill flies and to protect the animals from other pests that might interfere with productivity.

=============================================================================

Page-14-

Robbins makes the case for consumers who are becoming concerned about the adverse effects on their immune systems of consuming meat and poultry that has been raised using antibiotics and growth hormones. He also refers to evidence that suggests links between the increasing incidence of a number of diseases to the consumption of meat, dairy products and other foods which contain antibiotics, hormones and toxic chemicals.

The Company plans to promote the beef as being free of antibiotics and hormones. As consumers become more selective about eating "clean" meat, the Company anticipates capitalizing on these products being free of these substances. The Company also intends to "brand" the finished product with a name, trade marks and logos (not yet selected) to make the product more easily recognizable in order to generate consumer loyalty and capitalize on brand quality.

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

Over the last three decades, there has been a trend toward reducing consumption of meat generally and beef in particular. Continuation of this trend could have an adverse effect on the Company. However, in January 2000, Successful Farming Online reported the first increase in consumer spending on beef since the early 1970s. This was an increase of 4%. This report further says that consumers will pay more for beef that is guaranteed good quality. The Company believes that it will be able to take advantage of this, and a trend toward consumption of healthier foods.

Management is of the view that if overall beef consumption declines, it should have little or no adverse effect on the Company's business as the MEFFs are expected to produce exceptional quality beef which we anticipate marketing as guaranteed quality beef which is hormone and antibiotic free.

As a result of environmental and fuel price concerns in both Canada and the US, there is a push to increase the production of ethanol. One example is former President Clinton's announcement in August 1999 of incentives to triple the use of ethanol in fuels in the US within 10 years. More recently, a press release issued by Agriculture Canada reads, "Ottawa Has Big Plans For Ethanol." The release says in part that, "government officials state that as part of Canada's commitment to reducing emissions from vehicle exhaust, Ottawa will soon announce a package that includes extension and expansion of a plan to guarantee loans for ethanol plant construction or expansion. There will be provision for direct government aid to build new facilities. Recommending a goal of increasing ethanol production capacity to close to one billion liters by 2005, (250,000,000 US gallons) Agriculture Minister Vanclief said producing alcohol from grain would be "the main ticket" for future rural incomes.

The Company believes that initiatives such as these create a more favorable climate for the expansion of the Company's business, even though the Bush administration seems to have much less enthusiasm for ethanol than the previous administration.

==============================================================================

Page-15-

The United States and Canada are signatories to the Kyoto Emission Standards Agreement which requires them to adhere to the Kyoto Protocol commitments to reduce pollution by the year 2010, although the Bush administration has been balking at complying with those commitments. In addition, many states, such as California, have or are considering legislation to eliminate the use of MTBE as an octane enhancer and "clean air" additive. This should work to the advantage of the Company, as most media reports indicate that ethanol appears to have the edge as the product to reduce the use of fossil fuels and the "clean air" additive of choice to replace MTBE.

Also, the Company expects to be able to produce ethanol relatively inexpensively, as the proprietary emulsifier allows the mixing of wet ethanol and diesel which reduces emissions, without incurring drying costs. Even if there is no market for the hybrid diesel fuel, the ethanol should still be valuable for use in other products such as windshield washer fluid or gasohol.

Another trend that may work to our advantage is the trend of governments and health regulators to mandate environmental clean-ups and reduce pollution. In California and other states, local authorities are implementing stricter environmental clean-up requirements, in particular tighter restrictions on the handling of dairy waste which has been found to contaminate ground water. According to a Press-Enterprise report written by Leslie Berkman, in 1999, the Santa Ana Regional Water Quality Control Board, which enforces state and federal water quality standards in the Santa Ana River watershed, mandated dairy farmers remove stockpiled manure by December 31, 2001. They also established a new 180 day limit for new manure to be cleared from the dairies. The Company's use of gasifier technology and the fuel/feed facilities may assist farmers to comply with this type of regulation.

Another factor is that beef prices are especially volatile as a result of the "mad cow" scare sweeping Europe. Management believes that as a result, prices for hormone free beef, particularly from North America, which is still BSE free, will rise in the short term even though demand is likely to decline. This should work to the benefit of the Company.

In addition, with fuel prices as high as they are, the price of ethanol has increased over the last year. This trends should work to the advantage of the operators and the Company.

RESEARCH AND DEVELOPMENT

Since 1998, the Company has spent $8,000 on research and development. The majority of funds were spent on perfecting the formula for the emulsifier. The balance of the funds were spent on testing at the British Columbia Institute of Technology to quantify the effects of the use of the hybrid fuel in an unaltered diesel engine.

During the next twelve months, the Company anticipates conducting further research and development with respect to the following:

1. Researching the long-term use of the hybrid fuel, particularly in extreme temperatures; plus testing and refinement to obtain the optimum hybrid fuel mixture.

  With respect to further testing of the hybrid fuel, the Company has had preliminary discussions with manufacturers of diesel engines and several companies that operate large fleets of diesel powered equipment. This research is expected to cost the Company very little as several local operators such as Oyama Forest Products Ltd., and Mark Tarasewich Trucking Ltd., have expressed interest in using the fuel in their operations and providing testing and evaluation services at no charge to the Company. As of this date, no contracts have been entered into.


=============================================================================

Page-16-

The Company is also investigating the possibility of applying for grants from various government agencies for support in further testing of the hybrid fuel.

2. Researching efficiencies in plant construction and operation;

3. Research of training methods and development of training and operations manuals.

The research contemplated in 2 & 3 is not expected to cost much as most of it will be conducted in conjunction with the day to day operations of the plant. No money has been allocated to this research as it will have to be done out of operating revenues when the Company begins to generate those.

Item 2.  DESCRIPTION  OF  PROPERTY

The President maintains an office in his home at 740 Westpoint Court, Kelowna, British Columbia, Canada at no cost to the Company and Donald Craig maintains an office at his home in Winfield, B.C., 15 miles north of Kelowna and about 5 miles from the proposed location of the first plant, also at no cost to the Company.

On May 31st, 2001, the office located at #214-2791 Hwy. 97N, Kelowna, British Columbia, Canada was closed. The intention is to have an office in the first plant once it is operating.

The office at #302-855 8th Avenue S.W., Calgary, Alberta, Canada was also closed, as operations will be consolidated in Kelowna for the foreseeable future.

Item 3.  LEGAL PROCEEDINGS

No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interest in actions that are adverse to the Company's interests.

Although the Company is not involved in any legal proceedings, several issues may eventually lead to legal action. For details of the legal issues that may arise in the future, see Note 7 to the financial statements.


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company has authorized capital of 50,000,000 share of common stock with a par value of $0.001, of which 20,623,600 were issued and outstanding as at June 30, 2001 and the Company had 246 shareholders of record.

During the quarter ended June 30, 2000, 3,000,000 shares were issued to investors in return for promissory notes. As those notes had not been paid, the shares were treated as issued but not outstanding. During the quarter ended June 30, 2001, Management learned that that the investors had sold the shares to innocent third parties and not paid the Company. Because those shares have now been sold to innocent third parties, they must be considered issued and outstanding, and are so reflected in the financial statements. For more information regarding the stock, see the Consolidated Statement of Change of Stockholders Equity and Note 7, in the Financial Statements.

=============================================================================
Page-17-

The Company's common stock is traded in the National Quotation Bureau "Pink Sheets" under the symbol "HRID." The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the National Quotation Bureau.

	                               HIGH           LOW
          	                       ----           ---

                                    1999
                                    ----
                  3rd Quarter          2.00          0.50
                  4th Quarter          0.75          0.125



                    		       HIGH           LOW
	                               ----           ---

                                    2000
                                    ----
                  1st Quarter          3.00          0.50
                  2nd Quarter          1.875         0.50
                  3rd Quarter          0.75          0.275
                  4th Quarter          0.40          0.15


          		               HIGH           LOW
	                               ----           ---

                                    2001
				    ----

                  1st Quarter          0.28          0.05
                  2nd Quarter          0.14          0.045

The Company has never paid cash dividends. The Directors of the Company currently anticipate that it will retain all available funds for use in the operation of the business and does not anticipate paying any cash dividends in the foreseeable future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES.

     1.   Date,  title  and  amount  of  securities  sold

           Date                     Title                 Amount
           ----                     -----                 ------
       August 10, 2000           Common Stock            10,700 shares
       August 31, 2000           Common Stock            20,100 shares
       November 28, 2000         Common Stock		 42,000 shares
       June 26, 2001             Common Stock            25,733 shares
       June 11, 2001             Common Stock         1,300,000 shares

1. The shares issued August 10, 2000, August 31, 2000, November 28, 2000 and June 26, 2001 were all made in consideration of shareholders not exercising their right of rescission which arose from an Offering Memorandum issued in December 1999 that contained information that appeared inaccurate which required a rescission offer. As the Company had no funds to complete a rescission, the Company offered restricted stock in lieu of such an offer, and these individuals accepted that offer. The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the issuance of all shares. All shares were issued in isolated private transactions to accredited investors, not involving any public solicitation or offering, with no underwriters involved.

=============================================================================

Page-18-

2. On June 11, 2001, resolutions were passed to issue 200,000 shares to John Morrison, Director and CFO in return for services rendered to the Company. However, the Transfer Agent did not issue the actual share certificate until September 2001. On June 11, 2001, 100,000 shares were issued to the manager of the packing plant for services rendered to March 15, 2001. A further 1,000,000 shares were issued to an unrelated company which had made payments of $119,468 of Company related expenses. See Note 7 to the Financial Statements. All shares were issued in isolated private transactions to accredited investors, not involving any public solicitation or offering, with no underwriters involved.

3. Subsequent to the year-end, the Company discovered that the investors who had agreed to purchase 3,000,000 shares in return for promissory notes had sold those shares and not paid the Company for the shares. Since the shares have been sold to innocent third parties, they must be considered as issued and outstanding, resulting in an increase in the issued and outstanding shares. See Note 7(c), Stockholders Equity, to the financial statements. When resources permit, the Company intends to seek legal recourse against the investors. However, these notes are likely uncollectable.

Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

Hybrid plans to earn revenue from several streams:
1. profit on the sale of each MEFF;
2. the lease of the column and spinner to each operator;
3. the royalties and service fees that each operator will pay;
4. the purchase of the ethanol mixture from the operator at 80 % of wholesale value and the sale to distributors or end-users;
5. the marketing of the finished animals.

The lease of the column and spinner, the royalties and the service fees will be payable monthly in amounts yet to be determined. Incentives in the form of reduced royalties may be offered to the first 10 to 20 operators who make early commitments to purchase plants. Service fees to cover the cost of ongoing training, service, technical support, and quality control will be in the $150 to $250 per month range.

Initially it is anticipated that most of the finished beef will be sold at auction. The Company also intends to market directly to retailers that wish to provide hormone free beef to their customers.

The Company anticipates entering into an agreement with its operators to pay the Company an incentive for obtaining premium prices for the sale of the beef. We anticipate this will be in the form of a percentage of the premium realized, in an amount yet to be determined.

Based on the results of the test trials at the Dalum plant, the Company believes it will be able to generate premium prices for the beef because it is hormone free and because of its high quality and taste. There, the purchaser of the 123 heifers agreed to pick up subsequent lots at the plant and pay a premium of $0.10 per pound for all of the beef that could be produced by this process.

Management recognizes that the first step towards generating premium prices, is to produce quality controlled beef. Based on the Dalum results, we believe the process will produce such beef, which we intend to name brand and certify, although no decisions have been made on the name brand or how certification will be accomplished.

=============================================================================

Page-19-

In the short term, our best chance of obtaining premium prices is, when the first beef is ready for shipment from the first plant, to offer it to Cargill, which offered a premium for the beef produced in the Dalum operation. Longer term, when resources permit, the Company intends to market direct to specialty markets, such as retail outlets that wish to handle hormone free, "natural" beef. Based on discussions which we have had with local retailers such as L & D Meats, and articles such as "Natural Beef Proves Viable" in the August 17, 2000 edition of Western Producer, we believe such markets will generate premiums.

Still longer term, the Company intends to develop foreign markets that are looking for natural beef and specialty markets like the cruise ship lines.
The Company does not have any commitments, but does have expressions of interest from a cruise ship line that does not wish to be named, and a European meat broker, Van Aerde of Belgium, which has cold storage capacity of 84,000 tonnes. Van Aerde has told the Company that they believe we would receive premium prices but that they will need samples of the meat to do quality comparisons.

The Company believes that the best way to obtain the best premium, is to control the processing, marketing and distribution of the finished beef. To that end the Company continues to search for money to purchase the packing plant known as Blue Mountain Packers, near Salmon Arm, B.C. No commitment will be made to purchase the packing plant until sufficient money is committed to pay the purchase price and cover operating expenses until positive cash flow is achieved. Until such time as the Company gets the first MEFF operating and then sells and constructs MEFFs and recognizes revenue, the Company will continue to experience a cash shortage. Because the Company is a developmental stage company, it is unlikely to be able to borrow money from banks and other traditional financial institutions. The lack of long term, adequate financing continues to be of great concern to management. The Company will require additional capital in the near future in order for it to continue as a going concern in the long term.

At the end of the quarter ended March 31, 2001, the Company had a verbal commitment from investors for $550,000, subject to the Company getting re-listed on the Nasdaq Bulletin Board or other suitable exchange. Management has concluded that commitment is very unlikely to be fulfilled and the Company will likely continue to experience a severe cash shortage. This cash shortage is very likely to hamper the Company's efforts to develop operating activities.

To solve the cash shortage problem, the Company continues to actively pursue discussions to sell a license to use the technology in a specified territory. Although the parties have signed a letter of intent, no definitive agreement has been signed and no money has changed hands. The discussions contemplate payment of an up-front fee plus royalties for the use of the technology. If the parties are able to reach an agreement as presently being discussed, the license fee would be sufficient to pay the Company's outstanding payables and operating costs for the next 12 to 24 months. The sale of such a license is expected to be a one-time event. Revenue will only be recognized once it is actually received as the license fee is intended to be paid in installments that are not yet agreed upon, and are to be considered earned and non-refundable once paid.

Management is convinced that an environmentally friendly project such as ours, which produces cleaner food, cleaner air and cleaner water is a sound basis for a successful business. Management also recognizes that in order to generate money to cover our liquidity needs to develop operating activities, we need to build and begin operating the first MEFF. This is essential to create cash flow and to demonstrate to potential operators, lenders and investors that the technology works as described. The prospective operators want to see it in operation before they commit themselves and so do the people who will approve the financing for the construction of subsequent plants.

The Company is concentrating on starting commercial operations by building its first commercial plant. The Company has determined the best site for the first plant is at Oyama, on farmland just north of Kelowna, British Columbia. This location provides the company the best supervisory ability and site control. The new facility is to be used as a full-scale commercial enterprise, as well as a training center for the personnel designated to operate the ethanol production and cattle feeding systems at future facilities.

============================================================================

Page-20-

An arrangement has been made to have HF1 Fuels Inc., build and then lease to the Company's subsidiary, Hybrid Fuels (Canada) Inc., a complete facility, designed to our specifications. All of the required government approvals and building permits have been obtained and most of the production and holding tanks and other equipment required for ethanol production have been delivered to the site. At year end, June 30, 2001, HF1 Fuels Inc., had tentative agreements in principle with a contractor to construct the plant and with a leasing company for the financing to complete construction and commence operations.

Subsequent to year-end, the contractor was forced to withdraw from the arrangement due to circumstances beyond his control. As of the date this report is filed, HF1 Fuels Inc., (HF1) is negotiating with another contractor to construct the plant. HF1 is also negotiating with a commercial leasing company to obtain a written commitment to pay out the contractor when construction is complete. The contractor has stipulated that he requires a written commitment from the leasing company, he will begin construction.

Once construction is complete, and the plant is operating, the leasing company is expected to pay out the contractor and then lease the plant directly to Hybrid (Canada), which will operate it as a commercial plant, generating revenue from those operations. This arrangement should give us an operational facility in the near future.

We anticipate it will take approximately two to four months from the start of construction until the plant is operational and four to five months before it is generating positive cash flow. The lease that is being negotiated is expected to be sufficient to cover all construction and operating expenses until positive cash flow is achieved. HF1 and the contractor are responsible to pay all costs in connection with the planning, development, construction and start-up. Hybrid Fuels, Inc., and Hybrid Fuels (Canada) Inc., have no financial or other obligation to HF1 or the contractor, other than to provide technical oversight, until the plant is actually operating.

Once this first plant is operating, we expect to receive approval for financing subsequent plants within several weeks. By the time we receive approval for financing of subsequent plants, the Company expects to have selected four operators and once they have been qualified for financing, they will be trained.

The Company is expecting to sell future plants and will lease parts of the technology to the operators on a permanent basis to protect the secrecy of the most vital pieces of the technology. The Company expects to earn a profit and recognize revenue on the sale of each plant. The Company will also receive lease payments on the leased equipment monthly, in an amount not yet decided, plus a royalty, which is initially expected to be $2500US per month, and will begin when each MEFF begins operation. The profit on the sale of each plant is expected to be sufficient to cover all of the operating expenses the Company will incur until revenues are received from royalties.

To date, the Company has received applications from more than fifty farmers who are interested in acquiring MEFFs. The Company is currently developing a screening process to select suitable candidates and expects to assist them in obtaining financing, if necessary, for plant construction. The intention is to have at least four candidates approved for training by the time the demonstration MEFF is operating.

==============================================================================

Page-21-

Until such time as financing is secured and committed, the Company will not proceed with construction of further plants and will keep operating costs to a minimum. Once money is available to cover liquidity requirements to develop operating activities, operating costs will be kept to a minimum by using paid consultants as necessary on an ad hoc basis and no new employees will be hired until the Company has sufficient revenues.

In the absence of operating activities, the Company's general and administrative expenses for the next 12 months are expected to be less than $1500 per month, exclusive of executive compensation, which is deferred, and professional fees for legal and accounting services. It is anticipated that related parties will continue to pay these operating expenses and advance funds to pay legal and accounting fees, but no assurances can be given.

For the coming quarter, management anticipates spending most of its energies on finalizing the necessary agreements to start and complete construction of the first plant, getting that plant operating and generating revenue, and complying with public reporting requirements.

Because of the low stock price, the Company does not intend to sell any additional shares of its common stock in the immediate future.

The Company is not planning to sell any shares or borrow any money in the immediate future. The Company will need to operate within the constraints of its cash flow, once the demonstration plant begins to produce income. As this first plant is to be operated by Hybrid (Canada), all of the profits will be available to the Company to cover operating expenses. Assuming that it will be necessary to pay market price for grain, bedding and other supplies and that we will receive no more than market price for the finished animals, projections indicate that the plant should generate sufficient revenue to pay all of our operating costs, plus a small surplus which may be used toward development of operating activities.

Once the first plant is operating and generating positive cash flow, the Company believes it will be in a better position to obtain financing from previously identified "ECO" funds to develop operating activities. Until the Company has received money from the sale of a license, or is generating positive cash flow, or has arranged financing, no operating activities are planned and no commitments will be made to borrow money, except as necessary to build the first plant.


==========================================================================
 Page-22-

Item 7.  FINANCIAL STATEMENTS

Hybrid Fuels Inc.

Index to Consolidated Financial Statements


Report of Independent Auditors					  F-1
Consolidated Balance Sheets                                       F-2
Consolidated Statements of Operations                             F-3
Consolidated Statements of Cash Flows                             F-4
Consolidated Statements of Stockholders' Equity                   F-5
Notes to Consolidated Financial Statements                        F-6-F-10

============================================================================

F-1

INDEPENDENT AUDITORS' REPORT
To the Stockholders and Directors of Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Hybrid Fuels, Inc. (formerly Polo Equities, Inc.) (A Development Stage Company) as of June 30, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows accumulated for the period from February 16, 1960 (Date of Inception) to June 30, 2001 and the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Hybrid Fuels, Inc. (A Development Stage Company), as of June 30, 2001 and 2000, and the results of its operations and its cash flows accumulated for the period from February 16, 1960 (Date of Inception) to June 30, 2001 and the years ended June 30, 2001 and 2000 in conformity with generally accepted accounting principles used in the United States.

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

MANNING ELLIOTT
CHARTERED ACCOUNTANTS
Vancouver, Canada
September 21, 2001

==============================================================================

F-2
Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)

Consolidated Balance Sheets

                                        	June 30, June 30,
                                                  2001    2000
                                                   $        $
                                                =================
ASSETS

Current Assets

Cash                                               2	   485
Total Assets	                                   2	   485
-----------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	                      14,807	 3,111
Accrued liabilities (Note 6(d))	              15,000	   -
Note payable (Note 4)	                      33,638	42,013
Shareholder loan payable (Note 6(a))	     196,255   163,748
Amounts owing to a Director (Note 6(b))	     152,111	74,432
                                             ====================
                                             411,811   283,304
Temporary Equity (Note 7(d))	             223,000   223,000

Stockholders' Equity (Deficit)

Common Stock (Note 7):
$0.001 par value;
50,000,000 shares authorized
20,623,600 and 19,523,600 shares
are issued and outstanding respectively	      20,624	19,524

Additional Paid-in Capital	             285,842   162,474

Donated Capital - Imputed Interest
(Notes 5 and 6)	                             115,937	56,735
Deficit Accumulated During
the Development Stage	                  (1,057,212) (744,552)

Total Stockholders' Equity (Deficit)	    (634,809) (505,819)
Total Liabilities and Stockholders' Equity	2	485
-----------------------------------------------------------------
Nature of Operations and Continuance of Business (Note 1)
Other Contingencies (Note 8)


(See Accompanying Notes to the Consolidated Financial Statements)
============================================================================
F-3
Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company
Consolidated Statements of Operations

                                Accumulated from
                                February 26, 1960	    Years ended
                                (Date of Inception)	June 30,   June 30,
                                to June 30, 2001	  2001	     2000
                                --------------------------------------------
Revenue                                 -	           -	      -
Expenses
Advances to Blue
Mountain Packers written-off
(Note 3)	                     84,951	         84,951	      -
Deposit on plant written-off
(Note 3)	                    170,561	           -	   170,561
Disputed compensation (Note 8(b))   243,463                -	      -
Executive compensation (Note 6(b))  144,000	         72,000	    72,000
Filing and regulatory fees	     15,530	          5,092	     5,438
General and administration           58,949	          2,973	     3,045
Imputed interest (Notes 5 and 6)    115,937	         59,202	    30,735
Interest	                      2,129	          2,129	       -
Investor relations	             16,698	          4,092	    12,606
Professional fees	            141,368	         72,419	    22,008
Rent and telephone	             41,922	          6,699	     6,535
Research and development	      8,000	            -	       -
Travel and promotion	             13,704	          3,103	     1,216
                                  1,057,212	        312,660	   324,144
                                 -------------------------------------------
Net Loss	                 (1,057,212)	       (312,660)  (324,144)
Net Loss Per Share		                         (.02)	    (.02)
Weighted Average Shares Outstanding		      19,524,000  14,609,000

(See Accompanying Notes to the Consolidated Financial Statements)

==============================================================================
F-4
Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company
Consolidated Statements of Cash Flows

                                       Accumulated from
                                          February 26,
                                          1960             Years ended
                                      (Date of Inception)  June 30, June 30,
                                          to June 30,
                                            2001	     2001     2000
                                              $	               $	$
                                      ======================================
Cash Flows To Operating Activities

Net loss	                          (1,057,212)	 (312,660) (324,144)
Non-cash items
Shares issued for services	              12,000	      -	        -
Other adjustment	                        (502)	      -	        -
Imputed interest                             115,937	   59,202    30,735
Deposit on plant written-off                 170,561          -     170,561
Advances written-off	                      84,951       84,951       -
Adjustment to reconcile net loss
to cash Accounts payable and accrued
liabilities                                   29,807       26,695     3,111
Net Cash Used In Operating Activities	    (644,458)	 (141,812) (119,737)
Cash Flows To Investing Activities
Deposit on plant	                    (170,561)         -    (170,561)
Advances to Blue Mountain Packers Ltd.	     (79,951)     (79,951)      -
Net Cash Used By Investing Activities       (250,512)	  (79,951) (170,561)
Cash Flows From Financing Activities
Note payable	                              33,638	   33,638	-
Advances payable	                     119,468	   77,455    42,013
Amounts owing to a Director	             152,111	   77,679    74,432
Shareholder loans payable                    196,255	   32,508    24,338
Temporary equity and redeemable shares       223,000           -        -
Issuance of common stock                     170,500	       -    150,000
Net Cash Provided By Financing Activities    894,972	  221,280   290,783
Net Increase (Decrease) in Cash	                   2	     (483)      485
Cash - Beginning of Period	                -	      485	-
Cash - End of Period	                           2	        2	485
Non-Cash Financing Activities
A total of 12,000,000 common shares were
issued for services in 1993	              12,000	       -	-
A total of 1,100,000 restricted
common shares were issued to
settle debt                                  124,468      124,468	-
Supplemental Disclosures
Interest paid in cash                           -               -       -
Taxes paid in cash	                        -               -       -





(See Accompanying Notes to the Consolidated Financial Statements)
==========================================================================
F-5
Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity
                                                        Deficit
                                                        Accumulated
               # of                Additional           During the
               Shares   Par        Paid-in   Donated    Development
               Issued   Value      Capital   Capital    Stage
               and
               Outstanding                                          Total
                          $          $          $         $           $
               -------------------------------------------------------------
Cumulative from February 16, 1960
(Date of Inception)
to June 30, 1997
               15,000,000 15,000    3,398        -      (18,398)      -
Shares returned to treasury
for cancellation
(Note 7(a))   (12,000,000)(12,000) 12,000        -          -         -
Shares issued to effect a
reverse merger
(Note 7(a))    12,000,000  12,000 (12,000)       -          -         -
Net loss for
the year	   -	     -	      -          -      (93,633)  (93,633)
Balance at
June 30, 1998  15,000,000  15,000   3,398        -     (112,031)  (93,633)
Issuance of 1,900,000 shares
(Note 7(b))	1,900,000   1,900  (1,900)	 -          -         -
Issuance of shares
for cash	   23,600      24  13,576	 -          -      13,600
Imputed Interest
(Note 5)	   -	     -	       -	26,000      -      26,000
Net loss for
the year	   -	     -	       -	  -     (308,377)(308,377)
Balance at
June 30, 1999  16,923,600  16,924  15,074	26,000  (420,408)(362,410)
Cancellation of shares
previously issued
(Note 7(b))    (1,900,000)(1,900)   1,900	  -         -         -
Issuance of shares
for no consideration
(Note 7(c))	3,000,000   3,000  (3,000)        -         -         -
Issuance of shares
pursuant to a
subscription agreement
(Note 7(c))	1,500,000   1,500 148,500         -         -     150,000
Imputed Interest
(Notes 5 and 6)	   -	     -	       -	30,735      -      30,735
Net loss for
the year	   -	     -	       -	  -     (324,144)(324,144)
Balance at
June 30, 2000  19,523,600  19,524  162,474	56,735  (744,552)(505,819)
Issuance of shares
in June 2001 to
settle debt
(Notes 7(e)
and (f))	1,100,000   1,100  123,368        -         -     124,468
Imputed Interest
(Notes 5 and 6)	   -	     -	       -	59,202      -      59,202
Net loss for the year                                   (312,660)(312,660)
Balance at
June 30, 2001  20,623,600  20,624  285,842     115,937 (1,057,212)(634,809)

As at June 30, 2001 an additional 232,753 shares were issued but not outstanding as these shares were issued with rescission rights attached (Note 7(d)).

(See Accompanying Notes to the Consolidated Financial Statements)

==============================================================================
F-6

1.	Nature of Operations and Continuance of Business

The Company was originally incorporated in the State of Florida on February 16, 1960. After a number of name changes the Company changed its name to Polo Equities, Inc. on June 3, 1993. Prior to May, 1998 the Company had no business operations. In May 1998, the Company caused a Nevada corporation to be formed under the name Polo Equities, Inc., (Polo) (a Nevada corporation), with authorized capital of 50,000,000 common shares of $.001 par value. The two companies then merged pursuant to Articles of Merger adopted May 28, 1998 and filed with the State of Nevada on June 10, 1998, which changed its domicile to Nevada. On May 28, 1998, the Company acquired, by issuing 12,000,000 shares, Hybrid Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. gained control of Polo Equities Inc. which changed its name to Hybrid Fuels, Inc. As part of the acquisition, three shareholders representing 12,000,000 previously issued shares returned their shares for cancellation. For accounting purposes the acquisition was treated as a business purchase by Hybrid Fuels, Inc. of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with it. There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger. The Company operates through these two wholly-owned subsidiaries. On May 29, 1998 the Company changed its name to Hybrid Fuels, Inc., herein "the Company". On June 10, 1998 the Company began trading on the OTC Bulletin Board under the symbol "HRID" and in December, 1999 was moved to the "Pink Sheets". From May 1998 to June 1999 the Company operated out of an office in California which was set up for investor relations and to raise additional capital. This office was shut down in June and the new President and directors are operating out of Kelowna, BC, Canada after the Calgary, Alberta, Canada office was shut down on May 3, 2001. Pursuant to the acquisition, the Company acquired a number of proprietary technologies with the primary objective of the business being to build small farm scale ethanol facilities which involves a number of proprietary technologies exclusively owned by the Company. Other proprietary technology involves the use of a bio-gas burner which burns manure and bedding straw. This technology eliminates ground and ground-water contamination and produces most of the energy required for the facility by supplying heat for fermentation and vaporization and for the operation of a greenhouse, if desired. Another exclusive proprietary technology is a vegetable based formula which allows diesel and ethanol to emulsify. This hybrid fuel reduces particulate emissions without reduction in power when used in an unaltered diesel engine. The Company is in the early development stage. In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. Because of a deficiency in working capital and other current commitments and significant operating losses, there is substantial doubt about the ability of the Company to continue in existence unless additional working capital is obtained. Pursuant to a letter of intent and subject to a definitive agreement being consummated, the Company plans to sell a license to use its proprietary technology in a specified territory. The agreement contemplates a 50% up front non-refundable fee which will be recognized as revenue when received and the balance will be paid over time. The Company will also need to rely on the forbearance of some creditors and related parties have agreed to continue to fund working capital as needed. The Company has entered into discussions with third parties to directly finance a facility in which the Company will then commence with its business plan.



==============================================================================
F-7

2.	Summary of Significant Accounting Policies

(a)	Consolidated Financial Statements
These consolidated financial statements represent the consolidation of the Company and its two subsidiaries Hybrid Fuels, U.S.A., Inc, and Hybrid Fuels (Canada) Inc.

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

(d)	Accounting for Stock-Based Compensation
SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted be recognized as compensation expense based on fair values at the date of grant. Alternatively, a company may account for stock awards granted under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense. Stock based compensation for non-employees are accounted for using SFAS No. 123.


3.	Deposit on Plant The Company deposited Cnd$250,000 ($170,561), with
Mega Holdings, Inc., pursuant to an option agreement to purchase a beef processing plant owned by Mega Holdings, Ltd. The Company agreed to purchase the beef processing plant facility including land, buildings and equipment for Cnd$3,000,000 which was below appraised value. The purchase agreement required an additional payment of Cnd$150,000 on June 24, 2000, the parties agreed to extend the deadline for the payment until March 15, 2001. This payment was not made and the deposit was forfeited and the option agreement terminated. Upon anticipated completion of the purchase, this beef processing plant was to be operated by Blue Mountain Packers, Ltd. (a related company). The Company intended to acquire the issued and outstanding common shares of Blue Mountain Packers, Ltd. for a nominal amount and operate it as a wholly-owned subsidiary. Blue Mountain Packers, Ltd. had recently received certification by the Canadian Food Inspection Agency of the Government of Canada, Department of Agriculture for the processing of Canadian beef. Blue Mountain Packers is a related party due to having one common director. The Company advanced $84,951 to Blue Mountain Packers for plant refurbishing. These advances bear interest at 8%. Due to the termination of the option agreement these advances are considered uncollectible and have been charged to operations.


4.	Note Payable
On September 15, 2000, the Company issued a note for Cnd$50,000 ($33,638) due and payable on or before September 15, 2001 plus 8% interest. Repayment of the note has been extended until completion of a financing. Interest of $2,129 has been accrued at June 30, 2001 and is included in accounts payable.


==============================================================================
F-8

5.	Advances Payable
A non-related company coordinated investor relations services for the Company and paid expenses of $69,248 on behalf of the Company and loaned the Company Cnd$78,000 ($50,220) for a total amount owing of $119,468. This debt was settled in June 2001 by the issuance of 1,000,000 restricted common shares of the Company. These advances were non-interest bearing and unsecured until the settlement date. Imputed interest of $13,326 (2000 - $2,965) was charged to operations and treated as donated capital.

6.	Related Party Transactions/Balances
(a)	Cash loans of $499,059 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totalling $62,786 on behalf of the Company. The balance of $196,255 is currently owing without interest or specific repayment terms. Imputed interest of $29,041 (2000 - $20,800) was charged to operations and treated as donated capital.

(b)	The President who is also a Director of the Company, has paid office and related expenses from personal funds in the amount of $14,411 of which $6,300 has been reimbursed with cash. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $144,000 at June 30, 2001. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $16,835 (2000 - $6,970) was charged to operations and treated as donated capital.

(c) See Note 3 for advances to Blue Mountain Packers Ltd.

(d)	On June 11, 2001 pursuant to a directors' consent, a total of 200,000 shares will be issued to a director/officer of the Company to settle $10,000 owing as at June 30, 2001. This amount has been accrued and is included in accrued liabilities.

7.	Stockholders' Equity
(a)	On May 28, 1998, the Company acquired, by issuing 12,000,000 shares,
Hybrid Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. gained control of Polo Equities Inc. As part of the acquisition three shareholders representing 12,000,000 previously issued shares returned their shares for cancellation. For accounting purposes the acquisition was treated as a business purchase by Hybrid Fuels USA Inc. of Polo Equities, Inc. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with it. There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger.

(b) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability it may incur in any way arising out of the cancellation of such shares and the transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totalling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by
==============================================================================
F-9

7.	Stockholders' Equity (continued)
(b) continued
subsequent shareholders. To date when these shares are delivered to a broker for possible resale the broker phones the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as the former administration has failed to provide addresses despite a number of requests.

(c)	On May 17, 2000 the Company issued 1,500,000 shares pursuant to a subscription agreement for $150,000 dated February 17, 2000. On February 17 and 18, 2000, the Company accepted subscription agreements and notes whereby the Company would receive $300,000 for 3,000,000 shares. The 3,000,000 shares were issued and were then held in escrow . These shares were subsequently released from escrow to the investors to facilitate financing. The notes were to bear interest at 8% and were to be paid within 60 days or at the discretion of the President. In June 2000 the President extended the time for repayment to one week of the Company being re-listed on the Over-The-Counter Bulletin Board or other suitable exchange. When it became apparent there were going to be long delays the notes were demanded to be repaid by February 21, 2001. The notes were not paid as demanded, and the 3,000,000 shares have since been sold by the investors to innocent third parties. The investors did not and have not paid the Company for these shares, despite demands. Since these shares have been resold to innocent third parties they must be considered outstanding. The Company intends to sue the investors for the balance due on the notes, however the Company believes the balance is uncollectible.

(d) Between October 1998 and June 1999, the previous administration sold a total of 361,120 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. The current administration has concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. To date, 23 subscribers, have, pursuant to this offer received 237,753 shares, representing $158,000. These shares are issued but not considered outstanding. The remaining 11 subscribers, who paid $65,000 for 123,367 shares, have not responded to the offer. These subscriptions are recorded as temporary equity until rescission rights have been revoked.

(e)	See Note 5 for 1,000,000 restricted common shares issued to a non-related company to settle debt of $119,468.

(f) A total of 100,000 restricted common shares, valued at $5,000, were issued to the plant manager of Blue Mountain Packers Ltd. for plant refurbishing work to March 15, 2001.

==============================================================================
F-10

8.	Legal Issues
Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action as follows:

(a) See Note 7(b) for contingencies relating to improperly issued shares that were later cancelled.

(b) Unauthorized and/or unsupported payments in the amount of $243,463 were made from Company funds by past officers of the Company during the period May, 1998 to June, 1999. The Company has requested a full accounting from the past president. All amounts that were unauthorized by the board of directors or amounts that are not properly documented with invoices and receipts have been accounted for as disputed executive compensation. Actions of the previous administration have been reported to the Securities and Exchange Commission. At such time as Company resources permit, the Company will seek legal advice to determine whether or not it is possible to recover all such disputed and unauthorized amounts from the previous administration.

(c) See Note 7(d) for temporary equity and related rescission rights for subscribers of 361,120 shares of the Company. 9. Subsequent Events On September 19, 2001, 200,000 shares were issued to settle debt referred to in
Note 6(d).
ITEM  8.  CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS

On December 2, 1999, the Company engaged James E. Slayton, CPA as its independent accountant. The decision to engage James E. Slayton, CPA as the Company's independent accountant was approved by the Company's President and Director.

On July 25, 2000 the Company terminated James E. Slayton, CPA as its independent accountant, and appointed William L. Butcher CPA PS as its independent accountant.

On February 5, 2001, the Company terminated William L. Butcher CPA PS as its independent accountant, and appointed Manning Elliott as its independent accountant.

During the Company's two fiscal years ended June 30, 2000 and 2001, and any subsequent interim period, there were no "reportable events" requiring disclosure pursuant to Item 304 of Regulation S-B.

=============================================================================
Page-33-

                              PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following table sets forth as of June 30, 2001, the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

NAME            AGE     POSITION                    DIRECTOR OR OFFICER SINCE

Clay Larson     60      President and Director,           June 28, 1999

John Morrison   67      Director, Secretary and           August 6, 2000,
                        Chief Financial Officer,

Gordon Colledge 57      Director and Vice-President.      September 26, 2000

Information about the Offices and Directors

Clay Larson
Prior to becoming a Director and President, Mr. Larson was a practicing lawyer for 25 years. Prior to leaving the profession in February 1997, he was the senior and managing partner in the law firm. He has extensive business experience involving dealing with government agencies, financial institutions, client services, personnel, computer equipment and operating systems. After leaving the practice of law, he worked as a business consultant, leaving that to become President and Director of the Company. Mr. Larson has no other directorships in any reporting companies.

John Morrison
Mr. Morrison has an extensive accounting background with over thirty years experience with KPMG ("KPMG"). He passed his CPA exams in 1966, and was appointed to Beta Alpha Psi as a result of receiving a GPA in excess of 3.5 and graduated Summa Cum Laude. He received his CA designation in 1968 and then worked his way from partner in KPMG's Winnipeg Office in 1972 to a senior partner in KPMG's Vancouver office in 1979. From 1980 to 1989, Mr. Morrison was the managing partner of KPMG's Kelowna office. He was also Vice-President of Thorne Ernst & Whinney Inc. from 1980 to 1989. During his tenure with KPMG, Mr. Morrison was involved in a large number of mergers, acquisitions and reorganizations. After his retirement from KPMG in 1989, he has provided ongoing consulting services to a wide range of clients in diverse industries.

Gordon Colledge
Gordon Colledge, Vice-President and Director, is a counselor and instructor in family studies at Lethbridge Community College. Assigned to work with farm and ranch families, Mr. Colledge knows the value of cost effective ranching and farming. It was in his counseling capacity that Mr. Colledge became knowledgeable with the Issuer's proprietary technology and the positive effect that these technologies have for small to large farms and ranches. He has been an energetic and enthusiastic supporter of the Hybrid process for the last eight years.

Gordon Colledge has worked with dozens of towns and communities in Western Canada on community development projects through WESTARC, an applied research group at the University of Brandon, Manitoba. Mr. Colledge earned an international Teaching Excellence Award from the University of Texas at Austin and has earned recognition on the Premier's Council in Alberta for his support of Alberta families. He brings a wealth of knowledge of farming to the Company.

All officers hold their positions at the will of the Board of Directors.
All directors hold their positions for one year or until their successors are elected and qualified.

==============================================================================
Page-34-

ITEM  10.  EXECUTIVE  COMPENSATION.

Mr. Larson, the Company's President and a Director, began accruing salary in the amount of $6,000 per month as of July 1, 1999, which is being deferred until such time as the Company has adequate funds to pay compensation. The Company also agreed to pay John Morrison $150.00 per hour for work he does for the Company. As at June 30, 2001, the Company issued 200,000 restricted shares to Mr. Morrison for services rendered to year end. At the present time, the Company does not have any other compensation agreements or plans with any other officers and directors of the Company. The Company does intend to enter into such agreements in the future when resources allow.

The Company intends to appoint not more than five new directors who will be remunerated in accordance with their responsibilities with the Company. At year end, no prospective directors had been identified. At such time as new directors and/or officers are appointed, the Company will adopt a compensation plan which will likely include stock options and performance incentives which may be tied to gross sales, increase in sales, gross revenues, increase in gross revenues and profitability.

                         SUMMARY COMPENSATION TABLE
               Annual compensation               Long term compensation
-------------------------------------------------------------------------------
                              Other   Restricted Securities   LTIP    All
                              Annual    stock    underlying   payouts other
Name &      Year Salary Bonus Compen-   awards   options/SARs  ($)    Compen-
Principal   ($)  ($)          sation($)  ($)        (#)               sation
Position
-------------------------------------------------------------------------------
Clay Larson 2001 72,000 -0-    -0-      -0-         -0-        -0-     -0-
            2000 72,000 -0-    -0-      -0-         -0-        -0-     -0-
President,  1999 36,000 -0-    -0-      -0-         -0-        -0-     -0-
-------------------------------------------------------------------------------
J. Morrison 2001 $150/hr -0-   -0-      -0-         -0-        -0-     -0-
-------------------------------------------------------------------------------

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

CHANGES IN CONTROL

The following table sets forth as of June 30, 2001, the name and the number of shares of the Registrant's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 16,523,600 issued and outstanding shares ( see Consolidated Statement of Shareholders Equity in Financial Statements) of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.



===============================================================================

Page-35-

Title  of   Name and Address of     Amount and Nature of     Percentage of
Class       Beneficial Owner        Beneficial Ownership     Class
-------------------------------------------------------------------------
Common      Donald  Craig                    1,850,000               8.97%
            214-2791  Hwy.  97N
            Kelowna, B.C. V1X  4JB

Common      Clay  Larson  (1)                1,000,000               4.85%
            740  Westpoint  Crt.
            Kelowna,  B.C. V1W 2Z4

Common      John Morrison (1)                  300,000               1.44%
            439 Viewcrest Dr.,
            Kelowna, B.C.
            V1W 4K1

Common      Gordon Colledge (1)                212,000               1.03%
            2213 27th Avenue
            Lethbridge, AB
            T1K 6K4

Common      Auchengrey Ltd.                  2,000,000               12.1%

Common      Killalow   Ltd.                  2,000,000               12.1%
===========================================================================
Common      Total Officers and Directors
            as a  Group (3 Persons)           1,512,000              7.32%
============================================================================

(1)  Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

The Company utilizes office space provided by the President of the Company at no charge.

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

(b) Reports on Form 8-K The Company filed two reports on Form 8-K during the year. The first to report a change of auditor from James E. Slayton to William
L. Butcher and the second to report the change of auditor from William L. Butcher to Manning Elliott.





===============================================================================
Page-36-

(c) Exhibit No.
    3.1 Articles of Incorporation (1)
    3.2 Bylaws (1)
    4.1 Specimen stock certificate (2)

    (1) Incorporated by reference from the Company's Form 10SB filed with the SEC on February 7, 2000.

    (2) Incorporated by reference from the Company's Form 10-QSB filed with the SEC on May 14, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this statement to be signed on its behalf, by the undersigned; thereunto duly authorized.

Hybrid Fuels, Inc.

Date: October 11, 2001.			        By: /S/ Clay Larson
                                    ----------------------------
                                            Clay  Larson
                                            President and CEO



































==============================================================================