Form 10KSB/A
period 2001-06-30
HYBRID FUELS INC
filed 2001-10-17
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                ___________________

                                  FORM 10-KSB/A
                                (Amendment No. 1)
  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

The number of shares outstanding of the registrant's common stock as of October 5, 2001 is 20,623,600

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

CHANGES IN CONTROL

The following table sets forth as of June 30, 2001, the name and the number of shares of the Registrant's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 20,623,600 issued and outstanding shares ( see Consolidated Statement of Shareholders Equity in Financial Statements) of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.



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