Form 10KSB/A
period 2001-06-30
HYBRID FUELS INC
filed 2001-10-29
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                ___________________

                                  FORM 10-KSB/A
                                  (Amendment No. 2)

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



==============================================================================

Page-7-

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

Analyses of the green feed performed by Norwest Labs of Lethbridge, Alberta in May, 2001, indicates that with a barley grass feed ration of fifteen (15) pounds per day for each animal, the company could eliminate the use of feeding hay. When fed along with brewer's mash and stillage water, the Company believes this green feed will appreciably increase daily weight gains in all livestock. One result is that the feed enrichment process previously contemplated for each plant will no longer be included.
==============================================================================

Page-10-

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

The next ethanol/animal finishing facilities are expected to be built in the vicinity of commercial mixing plants that have the capacity to handle the
===============================================================================

Page-11-

production from the MEFFs on a contract basis. The plan is for the Company to purchase the resulting chemical mixture from each plant, and transport it to mixing plants for further mixing to achieve the appropriate ratio.


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

SIGNIFICANT CONSULTANTS

Sir Donald Craig is the individual who is most responsible for the development of the concepts and invention of much of the equipment or improvements to the equipment. Mr. Craig is expected to supervise the building of the first plants, and the preparation of the training and operations manuals. He has agreed to donate his time without remuneration until the first plant is
===============================================================================

Page-12-

generating cash flow. Thereafter, he may provide consulting service as needed at mutually agreeable prices, and the Company intends to pay his Company related expenses.

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

COST AND EFFECTS OF GOVERNMENTAL REGULATION

Governmental regulation will affect the Company most in the areas of compliance with environmental regulations and those regarding the production of ethanol. Each jurisdiction will require the Company to obtain the appropriate permits to comply with its specific set of regulations. The Company plans to initially build in those jurisdictions where the process for obtaining the necessary permits to produce the hybrid fuel and to operate in accordance with these regulations, are the easiest and least expensive to comply with. The Company anticipates it will have little difficulty in complying with environmental regulations as the process does not create any pollution. In fact, the Company believes that its process may significantly reduce many of the pollution problems that are associated with beef finishing operations. The Company does not anticipate any significant delays in
==============================================================================

Page-13-

obtaining the necessary permits for the production of the hybrid fuel in the Province of British Columbia and in most states of the US. The necessary permit has already been issued for the first plant.

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

Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

During the year ended June 30, 2001, and as a direct result of investors failing to fulfill their commitments to the Company, the Company was unable to raise the funds necessary to close the purchase of the packing plant. As a consequence, the Statement of Operations in the Financial Statements shows the write-off of the deposit on the plant plus the money loaned to Blue Mountain for refurbishing. As the deposit was paid in the period ended June 30, 2000, and the audit was completed after the June 30, 2001 year end, the write off is correctly disclosed as effective in the June 30, 2000 year end. Executive compensation shown is the salary for the President which is deferred until funds are available.

Aside from the money spent on the packing plant, the largest increase in expenses shown in the Statement of Operations over the June 30, 2000 year end has been the increase in professional fees. This increase results from the Company becoming fully reporting in April 2000. This requires regular quarterly and annual reporting. The increase in professional fees is for the accounting and legal fees associated with the required filings. These fees are likely to remain at similar levels in the next fiscal period.

In order for the Company to continue to operate in the long term, it is essential for the Company to begin generating revenue from operations. While we continue to explore many options, the Company believes its best chance of success is to build and operate a plant that demonstrates the technology and generates revenue that the Company can use to develop operations.

Building and operating our first facility is expected to give Hybrid the opportunity to demonstrate the technology, sell further facilities and train operators for those facilities. This should provide us with the ability to earn revenue from several streams:

1. profit on the sale of each MEFF;
2. the lease of the column and spinner to each operator;
3. the royalties and service fees that each operator will pay;
4. the purchase of the ethanol mixture from the operator at 80 % of wholesale value and the sale to distributors or end-users;
5. the marketing of the finished animals.


=============================================================================

Page-19-

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

The Company believes that the best way to obtain the best premium, is to control the processing, marketing and distribution of the finished beef. To that end the Company continues to search for money to purchase the packing plant known as Blue Mountain Packers, near Salmon Arm, B.C. No commitment will be made to purchase the packing plant until sufficient money is committed to pay the purchase price and cover operating expenses until positive cash flow is achieved. Until such time as the Company gets the first MEFF operating and then sells and constructs MEFFs and recognizes revenue, the Company will continue to experience a cash shortage. Because the Company is a developmental stage company, it is unlikely to be able to borrow money from banks and other traditional financial institutions. The lack of long term, adequate financing continues to be of great concern to management. The Company will require additional capital in the near future in order for it to continue as a going concern in the long term.
============================================================================

Page-20-

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

Once construction is complete, and the plant is operating, the leasing company is expected to pay out the contractor and then lease the plant directly to Hybrid (Canada), which will operate it as a commercial plant, generating revenue from those operations. This arrangement should give us an operational facility in the near future.
==============================================================================

Page-21-

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

The Company is not planning to sell any shares or borrow any money in the immediate future. The Company will need to operate within the constraints of its cash flow, once the demonstration plant begins to produce income. As this first plant is to be operated by Hybrid (Canada), all of the profits will be available to the Company to cover operating expenses. Assuming that it will be necessary to pay market price for grain, bedding and other supplies and that

==========================================================================

Page-22-

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





(See Accompanying Notes to the Consolidated Financial Statements)







==========================================================================

F-5
Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity
                                                        Deficit
                                                        Accumulated
               # of                Additional           During the
               Shares   Par        Paid-in   Donated    Development
               Issued   Value      Capital   Capital    Stage
               and
               Outstanding                                          Total
                          $          $          $         $           $
               -------------------------------------------------------------
Cumulative from February 16, 1960 (Date of Inception) to June 30, 1997
               15,000,000 15,000    3,398        -      (18,398)      -
Shares returned to treasury for cancellation
(Note 7(a))   (12,000,000)(12,000) 12,000        -          -         -
Shares issued to effect a reverse merger
(Note 7(a))    12,000,000  12,000 (12,000)       -          -         -
Net loss for the year
                    -	     -	      -          -      (93,633) (93,633)
Balance at June 30, 1998
               15,000,000  15,000   3,398        -      (112,031)(93,633)
Issuance of 1,900,000 shares (Note 7(b))
                1,900,000  1,900   (1,900)       -          -        -
Issuance of shares for cash
                   23,600     24   13,576        -          -      13,600
Imputed Interest (Note 5)
                      -        -      -        26,000       -      26,000
Net loss for the year
                      -        -      -           -     (308,377)(308,377)
Balance at June 30, 1999
               16,923,600  16,924 15,074       26,000   (420,408)(362,410)
Cancellation of shares previously issued (Note 7(b))
               (1,900,000)(1,900)  1,900          -        -         -
Issuance of shares for no consideration (Note 7(c))
                3,000,000  3,000  (3,000)         -        -         -
Issuance of shares pursuant to a subscription agreement (Note 7(c))
                1,500,000  1,500 148,500          -        -      150,000
Imputed Interest (Notes 5 and 6)
                      -        -      -        30,735       -      30,735
Net loss for the year
                      -        -      -           -      (324,144)(324,144)
Balance at June 30, 2000
               19,523,600 19,524 162,474       56,735    (744,552)(505,819)
Issuance of shares in June 2001 to settle debt (Notes 7(e) and (f))
                1,100,000  1,100 123,368          -         -      124,468
Imputed Interest (Notes 5 and 6)
                     -       -      -          59,202       -       59,202
Net loss for the year                                    (312,660)(312,660)
Balance at June 30, 2001
               20,623,600 20,624 285,842      115,937  (1,057,212)(634,809)

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