Form 10QSB
period 2000-09-30
HYBRID FUELS INC
filed 2001-11-08
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                 ________________

                                   FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

      [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

For the Transition Period From _______ to _________________________

                          Commission File Number 0-29351

                                HYBRID FUELS, INC.
              (Exact name of registrant as specified in its charter)

                                      NEVADA
          (State or other jurisdiction of incorporation or organization)

                                    88 0384399
                       (I.R.S. Employer Identification No.)

                PO Box 41118 RPOS Winfield, B.C., Canada, V4V 1Z7
              (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: 250-868-0600

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the
past 90 days.        Yes                No [X]

The number of shares outstanding of the registrant's common stock as of November 5, 2001 was 20,853,600.

The number of shares issued of the registrant's common stock as of November 5, 2001 was 21,286,353.

Transitional Small Business Disclosure Format (Check one): Yes      No [X]



















===============================================================================

                                HYBRID FUELS, INC.

                                   FORM 10-QSB

                     For the quarter ended September 30, 2000

INDEX
Part I - Financial Information                                       Page

 Item 1. Financial Statements......................................F-3 to F-10

         Balance sheet as of September 30, 2000.......................F-3

         Statements of operations for the three months ended
         September 30, 2000 and June 2000.............................F-4

         Statements of cash flows for the three months ended
 	 September 30, 2000 and June 2000.............................F-5

         Notes to Financial Statements................................F-6

 Item 2. Management's Discussion and Analysis or Plan of Operation....11

Part II - Other Information...........................................15

 Item 6. Exhibits and Reports on Form 8-K.............................15






































===============================================================================
F-3

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets


                                              September 30,     June 30,
                                                  2000            2000
                                                   $                $
                                              (unaudited)       (audited)
-------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                               485            485
-------------------------------------------------------------------------------
Total Assets                                       485            485
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                 4,645          3,111
Accrued liabilities                              5,500             -
Note payable (Note 4)                           33,638             -
Advances payable (Note 5)                       51,746         42,013
Shareholder loan payable (Note 6(a))           178,098        163,748
Amounts owing to a Director (Note 6(b))         93,240         74,432
-------------------------------------------------------------------------------
Total Current Liabilities                      366,867        283,304
-------------------------------------------------------------------------------
Temporary Equity (Note 6(d))                   223,000        223,000
-------------------------------------------------------------------------------
Stockholders' Deficit

Common Stock (Note 7): $0.001 par value;
50,000,000 shares authorized 19,523,600 shares
are issued and outstanding                      19,524        19,524
Additional Paid-in Capital                     162,474       162,474
Donated Capital - Imputed Interest
(Notes 5 and 6)                                 68,837        56,735
Deficit Accumulated During
the Development Stage                         (840,217)     (744,552)
-------------------------------------------------------------------------------
Total Stockholders' Deficit                   (589,382)     (505,819)
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit        485           485
-------------------------------------------------------------------------------

Nature of Operations and Continuance of Business (Note 1)
Contingency - Disputed Compensation (Note 8)

(See Accompanying Notes to the Consolidated Financial Statements)










===============================================================================
F-4

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

                               Accumulated from Three Months Three Months
                               February 26, 1960       Ended        Ended
                              (Date of Inception) September 30, September 30,
                                 to September 30,
                                       2000            2000       1999
                                         $               $           $
-------------------------------------------------------------------------------

Revenue                                  -               -          -
-------------------------------------------------------------------------------

Expenses
Advances written-off (Note 3)         42,076          42,076        -
Deposit on plant written-off
(Note 3)                             170,561             -          -
Disputed compensation (Note 8(b))    243,463             -          -
Executive compensation (Note 6(b))    90,000          18,000      18,000
Filing and regulatory fees            12,680           2,242        -
General and administration            56,216             240         190
Interest                                 110             110        -
Imputed interest (Notes 5 and 6)      68,837           12,102      5,897
Investor relations                    14,124            1,518       -
Professional fees                     86,199           17,250        127
Rent and telephone                    36,864            1,641        796
Research and development               8,000              -         -
Travel and promotion                  11,087              486         95
-------------------------------------------------------------------------------
                                     840,217           95,665     25,105
-------------------------------------------------------------------------------
Net Loss                            (840,217)         (95,665)   (25,105)
-------------------------------------------------------------------------------
Net Loss Per Share                                       (.01)     (.01)
-------------------------------------------------------------------------------

Weighted Average Shares Outstanding                 19,524,000 15,024,000
-------------------------------------------------------------------------------

(See Accompanying Notes to the Consolidated Financial Statements)



















===============================================================================
F-5

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

                                             Three Months Three Months
                                                 Ended        Ended
                                             September 30, September 30,
                                                 2000          1999
                                                  $              $
-------------------------------------------------------------------------------

Cash Flows To Operating Activities

Net loss                                      (95,665)       (25,105)


Non-cash item
Imputed interest                               12,102          5,897

Adjustment to reconcile net loss to cash
Accounts payable and accrued liabilities        7,034            -
-------------------------------------------------------------------------------
Net Cash Used In Operating Activities         (76,529)       (19,208)
-------------------------------------------------------------------------------
Net Cash Used By Investing Activities             -              -
-------------------------------------------------------------------------------
Cash Flows From Financing Activities

Proceeds from notes payable                    33,638            -
Advances payable                                9,733            -
Amounts owing to a Director                    18,808         18,608
Shareholder loans payable                      14,350            600
-------------------------------------------------------------------------------
Net Cash Provided By Financing Activities      76,529         19,208
-------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                   -              -

Cash - Beginning of Period                        485            -
-------------------------------------------------------------------------------
Cash - End of Period                              485            -
-------------------------------------------------------------------------------
Non-Cash Financing Activities                     -              -
-------------------------------------------------------------------------------
Supplemental Disclosures

Interest paid in cash                             -              -
Taxes paid in cash                                -              -
-------------------------------------------------------------------------------

(See Accompanying Notes to the Consolidated Financial Statements)











===============================================================================
F-6

Notes to Financial Statements

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

    On May 29, 1998 the Company changed its name to Hybrid Fuels, Inc., herein "the Company". On June 10, 1998 the Company began trading on the OTC Bulletin Board under the symbol "HRID" and in December, 1999 was moved to the "Pink Sheets". From May 1998 to June 1999 the Company operated out of an office in California which was set up for investor relations and to raise additional capital. This office was shut down in June and the new President and directors are operating out of Kelowna, BC, Canada and Calgary, Alberta, Canada.

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

    Pursuant to a letter of intent and subject to a definitive agreement being consummated, the Company plans to sell a license to use its proprietary
===============================================================================
F-7
Nature of Operations and Continuance of Business (con't)

    technology in a specified territory. The agreement contemplates a 50% up front non-refundable fee which will be recognized as revenue when received and the balance will be paid over time. The Company will also need to rely on the forbearance of some creditors and related parties have agreed to continue to fund working capital as needed. The Company has entered into discussions with third parties to directly finance a facility in which the
        Company will then commence with its business plan.

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

3.  Deposit on Plant

    The Company deposited Cnd$250,000 ($170,561), with Mega Holdings, Inc., pursuant to an option agreement to purchase a beef processing plant owned by Mega Holdings, Ltd. The Company agreed to purchase the beef processing plant facility including land, buildings and equipment for Cnd$3,000,000 which was below appraised value. The purchase agreement required an additional payment of Cnd$150,000 on June 24, 2000, the parties agreed to extend the deadline for the payment until March 15, 2001. This payment was not made and the deposit was forfeited and the option agreement terminated. Upon anticipated completion of the purchase, this beef processing plant was to be operated by Blue Mountain Packers, Ltd. (a related company). The Company intended to acquire the issued and outstanding common shares of Blue Mountain Packers, Ltd. for a nominal amount and operate it as a wholly-owned subsidiary. Blue Mountain Packers, Ltd. had recently received certification by the Canadian Food Inspection Agency of the Government of Canada, Department of Agriculture for the processing of Canadian beef. Blue Mountain Packers is a related party due to having one common director. During the quarter ended September 30, 2000 the Company advanced $42,076 to Blue Mountain Packers Ltd. and subsequent

===============================================================================
F-8

3.  Deposit on Plant (con't)

    to September 30, 2000 the Company advanced $42,876 to Blue Mountain Packers Ltd., all for plant refurbishing. These advances bear interest at 8%. Due to the termination of the option agreement these advances are considered uncollectible and have been charged to operations.

4.  Note Payable

    On September 15, 2000, the Company issued a note for Cnd$50,000 ($33,638) due and payable on or before September 15, 2001 plus 8% interest. Repayment of the note has been extended until completion of a financing. Interest of $2,129 has been accrued at June 30, 2001 and is included in accounts payable.


5.  Advances Payable

    A non-related company coordinated investor relations services for the Company and paid expenses of $45,308 on behalf of the Company and loaned Cnd$10,000 ($6,438). Subsequent to September 30, 2000 this company paid additional expenses of $23,940 and loaned the Company Cnd$68,000 ($43,782) for a total amount owing of $119,468 as at June 30, 2001. This debt was settled on June 29, 2001 by the issuance of 1,000,000 restricted common shares of the Company. These advances were non-interest bearing and unsecured until the settlement date. Imputed interest of $1,757 was charged to operations and treated as donated capital.


6.  Related Party Transactions/Balances

    (a)	Cash loans of $498,402 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totalling $45,206 on behalf of the Company. The balance of $178,078 is owing without interest or specific repayment terms. Imputed interest of $200 (1999 - $5,200) was charged to operations and treated as donated capital.

    (b) The President who is also a Director of the Company, has paid office and related expenses from personal funds in the amount of $2,432. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $90,000 at September 30, 2000. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $3,145 (1999 - $697) was charged to operations and treated as donated capital.

    (c) See Note 3 for subsequent advances to Blue Mountain Packers Ltd.


7.  Stockholders' Equity

    (a)	On May 28, 1998, the Company acquired, by issuing 12,000,000 shares,
    Hybrid Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. gained control of Polo Equities Inc. As part of the acquisition three shareholders representing 12,000,000 previously issued shares returned their shares for cancellation. For accounting purposes the acquisition was treated as a business purchase by Hybrid Fuels USA Inc. of Polo Equities, Inc. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with it. There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger.
===============================================================================
F-9

7.  Stockholders' Equity (con't)
    (b) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability it may incur in any way arising out of the cancellation of such shares and the transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totalling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by subsequent shareholders. To date when these shares are delivered to a broker for possible resale the broker phones the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as the former administration has failed to provide addresses despite a number of requests.

   (c)	On May 17, 2000 the Company issued 1,500,000 shares pursuant to a subscription agreement for $150,000 dated February 17, 2000. On February 17 and 18, 2000, the Company accepted subscription agreements and notes whereby the Company would receive $300,000 for 3,000,000 shares. The 3,000,000 shares were issued and were then held in escrow. These shares were subsequently released from escrow to the investors to facilitate financing. The notes were to bear interest at 8% and were to be paid within 60 days or at the discretion of the President. In June 2000 the President extended the time for repayment to one week of the Company being re-listed on the Over-The-Counter Bulletin Board or other suitable exchange. When it became apparent there were going to be long delays the notes were demanded to be repaid by February 21, 2001. The notes were not paid as demanded, and the 3,000,000 shares have since been sold by the investors to innocent third parties. The investors did not and have not paid the Company for these shares, despite demands. Since these shares have been resold to innocent third parties they must be considered outstanding. The Company intends to sue the investors for the balance due on the notes, however the Company believes the balance is uncollectible.

   (d)	Between October 1998 and June 1999, the previous administration sold a total of 361,120 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. The current administration has concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. As at June 30, 2000 79,820 shares were issued and subsequently a further 152,933 shares were issued for a total subscription price of $158,000. The remaining subscribers, who paid $65,000 for 123,367 shares, have not responded to the offer. Shares issued will not be considered outstanding and received subscriptions are recorded as temporary equity until rescission rights have been revoked.
===============================================================================
F-10

7.  Stockholders' Equity (con't)
    (e) See Note 5 for 1,000,000 restricted common shares issued to a non-related company to settle debt of $119,468.


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

   (c) See Note 7 (d) for temporary equity and related rescission rights for subscribers of 361,120 shares of the Company.


9. Subsequent Events

   (a)	A further $18,157 was received from the major shareholder.

   (b) See Note 3 for forfeiture of the deposit on plant and advances to Blue Mountain Packers.

   (c)	See Note 5 for further advances from a non-related company and issuance of 1,000,000 restricted common shares to settle debt of $119,468.

   (d) On June 29, 2001, 100,000 restricted common shares, valued at $5,000, were issued to a non-related consultants for plant refurbishing work to March 15, 2001.

   (e)	On September 19, 2001, 200,000 restricted common shares valued at
   $10,000 were issued to a director and officer of the company for professional services rendered.
















===============================================================================
Page-11-


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

Although the Company is in the developmental stages, the process behind Hybrid's proposed business has been researched and developed over more than a decade. A plant that integrated the process described below was constructed and operated near Dalum, Alberta from 1994 to 1996. That operation is the source of the actual operating results that are referred to later in this report.

After that plant was closed in 1996, further research, development and construction helped us discover ways to improve the buildings and equipment and refine the process, which is now ready for market.

The Company's business plan is to sell and build farm scale plants that produce ethanol and are integrated with a cattle finishing operation. Grain, corn or other feedstock is fermented and then distilled to make the ethanol. Left over from the ethanol production process are a high protein mash, called "distillers grain" and water, called "stillage water". These are used as feed and water for beef animals because they contain nutrients. In addition, the fermentation process frees a higher percentage of the total food value from the feedstock and make it more "available" to the animals digestive system. The result is higher than average weight gains for the animals without the use of hormones. By using the distillers grain and stillage water on site the animals get the benefit of the nutrients in these byproducts and the plants save the energy it would otherwise require to dry and transport the distillers grain and dispose of the stillage water.

The manure and used bedding straw are cleaned up frequently, thus removing the media in which disease would otherwise grow. They are burned in a gasifier and the heat produced is used in the fermentation and distillation processes, with leftover heat being available to operate a greenhouse. The ethanol is mixed with a proprietary emulsifier and diesel. When this emulsion was tested at The British Columbia Institute of Technology, in June 1996, in an unaltered diesel engine, it reduced the particulate (black smoke) emissions by over 62% and the Nox emissions by over 22%, without any loss of power.

===============================================================================
Page-12-

Item 2.  Management's Discussion and Analysis or Plan of Operation (con't)

These plants are referred to as "micro energy food facilities" or "MEFFs", because of the small amount of energy from outside sources that is necessary to operate them.

Hybrid plans to earn revenue from several streams:
1. profit on the sale of each MEFF;
2. the lease of the column and spinner to each operator;
3. the royalties and service fees that each operator will pay;
4. the purchase of the ethanol mixture from the operator at 80 % of wholesale value and the sale to distributors or end-users;
5. the marketing of the finished animals.

Royalties and service fees are expected to be payable monthly in amounts yet to be determined. Incentives in the form of reduced royalties may be offered to the first 10 to 20 operators who make early commitments to purchase plants. Service fees to cover the cost of ongoing training, service, technical support, and quality control are expected to be in the $150 to $250 per month range.

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

Relying on written commitments of equity financing from investors, the Company made the deposit on the packing plant just prior to the end of last fiscal year. For financing reasons, a new company, Blue Mountain Packers LTD., was incorporated. This company was intended to be the operating company and it
===============================================================================
Page-13

Item 2.  Management's Discussion and Analysis or Plan of Operation (con't)

did the work to get the plant operating. It was further intended that Hybrid would acquire all of the shares of Blue Mountain Packers LTD., for a nominal amount and operate it as a wholly owned subsidiary. During the quarter, Hybrid borrowed money and advanced it to Blue Mountain to pay start-up costs.

By the end of the quarter ended September 30, 2000, the plant was ready for inspection by CFIA and an inspection had been scheduled for mid-October. However, the investors failed to deliver the balance of money in a timely manner and we were unable to commence operations until we receive money. Therefore, as at the end of the quarter ended September 30, 2000, we were unable to schedule commencement of operations as a result of the money shortage. This could have a serious impact on future operations.

The Company and Blue Mountain Packers Ltd., continue to search for money to acquire the plant and commence operations. No commitment will be made to purchase the plant until sufficient money is committed to pay the purchase price and cover operating expenses, until positive cash flow is achieved. Cash flow is expected to begin within 30 to 60 days after operations begin and it is anticipated that it would take about six to nine months to achieve positive cash flow.

At the beginning of the quarter, the Company was the holder and payee of two outstanding promissory notes from two investors for shares that had been issued pursuant to an Offering under Rule 504. At their request, the makers of the notes were granted an extension of time to pay and the shares were delivered to the Investors to facilitate the raising of money.

If the notes are not paid when the extension is to expire, the Company may have difficulty collecting the balance that is due on the promissory notes and legal proceedings may need to be commenced to recover the shares. At this time, the Company does not have the financial resources to retain attorneys to commence those legal proceedings.

Until such time as the Company sells and constructs MEFFs and recognizes revenue, the Company will continue to experience a cash shortage. Because the Company is a developmental stage company, it is unlikely to be able to borrow money from banks and other traditional financial institutions. The lack of long term, adequate financing continues to be of great concern to management.

The Company will require additional capital in the near future in order for it to continue as a going concern in the long term. For the coming quarter, management anticipates spending most of its energies on raising money.

If the investors fail to advance the balance of funds as promised, the Company will need to raise money in some other way to continue operating for the next 12 months. To do so, it is likely that the Company will sell additional shares of its common stock to pay operating expenses for the next 12 months. The Company's general and administrative expenses for the next 12 months are expected to be less than $1500 per month, exclusive of executive compensation, which is deferred, and professional fees for legal and accounting services.

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

===============================================================================
Page-14-

Item 2.  Management's Discussion and Analysis or Plan of Operation (con't)

The prospective operators want to see it in operation before they commit themselves and so do the people who will approve the financing for the construction of plants.

The Company has found a suitable location for its first MEFF, which will be located near Kelowna, B.C., Canada. The Company will own this first MEFF and use it as a demonstration and training facility. The Company is presently negotiating with a private source to obtain the necessary financing to construct this first MEFF but is not in a position to estimate accurately when funds will be committed and construction started. The lender is expected to be given security on the plant in return for the loan.

We anticipate it will take approximately two to three months from the start of construction until the plant is operational and five to six months before it is generating positive cash flow. The financing that was being negotiated at year end has been delayed as a result of circumstances beyond the control of the Company and the investor and the Company is therefor looking for other sources of money to build the first plant.

Until such time as we have succeeded in obtaining financing, the Company will not proceed with construction and will keep operating costs to a minimum. Once money is available to pursue our program, operating costs will be kept to a minimum by using paid consultants as necessary on an ad hoc basis and no new employees will be hired until the Company has sufficient revenues.

During the quarter ended September 30, 2000, the Company appointed two new Directors.

John Morrison, Chartered Accountant, was appointed a Director, Secretary and Chief Financial Officer on August 6, 2000.

Mr. Morrison has an extensive accounting background with over thirty years experience with KPMG ("KPMG"). He graduated Summa Cum Laude, passed his CPA exams in 1966, and was appointed to Beta Alpha Psi as a result of receiving a GPA in excess of 3.5. He received his CA designation in 1968 and then worked his way from partner in KPMG's Winnipeg Office in 1972 to a senior partner in KPMG's Vancouver office in 1979. From 1980 to 1989, Mr. Morrison was the managing partner of KPMG's Kelowna office. He was also Vice-President of Thorne Ernst & Whinney Inc. from 1980 to 1989. During his tenure with KPMG, Mr. Morrison was involved in a large number of mergers, acquisitions and reorganizations. After his retirement from KPMG in 1989, he has provided ongoing consulting services to a wide range of clients in diverse industries.

Gordon Colledge was appointed Vice-President and Director on September 26, 2000. He is a counselor and instructor in family studies at Lethbridge Community College. Gordon Colledge has worked with dozens of towns and communities in Western Canada on community development projects through WESTARC, an applied research group at the University of Brandon, Manitoba. Assigned to work with farm and ranch families, Mr. Colledge knows the value of cost effective ranching and farming.

Mr. Colledge earned an international Teaching Excellence Award from the University of Texas at Austin and has earned recognition on the Premier's Council in Alberta for his support of Alberta families. He brings a wealth of knowledge of farming to the Company.

It was in his counseling capacity that Mr. Colledge became knowledgeable with the Issuer's proprietary technology and the positive effect that these technologies could have for small to large farms and ranches. He has been an energetic and enthusiastic supporter of the Hybrid process for the last ten years.
===============================================================================
Page-15-

Item 2.  Management's Discussion and Analysis or Plan of Operation (con't)

Also during the quarter ended September 30, 2000, the Company consolidated its connections with suppliers of bison and cattle for processing through the packing plant and feeder cattle for finishing in the MEFFs.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
(a) Exhibits
    Exhibit No. 3.1* - Articles of Incorporation
                3.2* - Bylaws
                4.1~  - Specimen Stock Certificate

*Incorporated by reference from the registrant's Form 10-SB filed with the Commission on February 4, 2000.

~ Incorporated by reference from the registrant's Form 10-KSB for the period ended June 30, 2000 and filed with the Commission on June 12, 2001.

(b) Reports on Form 8-K. None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYBRID FUELS, INC.


/s/Clay Larson		November 5, 2001
By Clay Larson          Date
Its President





























===============================================================================