Form 10QSB
period 2000-12-31
HYBRID FUELS INC
filed 2001-11-08
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                 ________________

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended December 31, 2000

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

Page -2-

                                HYBRID FUELS, INC.

                                   FORM 10-QSB
                     For the quarter ended December 31, 2000

INDEX

Part I	Financial Information							Page

Item 1. Financial Statements...........................F3-F10

        Balance Sheet as of December 31, 2000..........F3

        Statement of Operations for the quarter and
        six months ended December 31, 2000.............F4

        Statement of Cash Flows for six months
        ended December 31, 2000........................F5

        Notes to Financial Statements..................F6

Item 2. Management's Discussion and Analysis or
        Plan of Operation..............................11

PART II - Other Information..........................  14


Item 6. Exhibits and Reports on Form 8-K.............. 14


































===============================================================================

F-3-

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)

Consolidated Balance Sheets


					    December 31, June 30,
					       2000       2000
					        $           $
                                            (unaudited) (audited)
ASSETS

Current Assets

Cash 	             				550         485
-------------------------------------------------------------------------------
Total Assets 					550         485
===============================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable 			      6,743       3,111
Accrued liabilities                          13,000         -
Note payable (Note 4)                        33,638         -
Advances payable (Note 5)                    88,156      42,013
Shareholder loan payable (Note 6(a))        193,105     163,748
Amounts owing to a Director (Note 6(b))     112,047      74,432
-------------------------------------------------------------------------------
Total Current Liabilities 		    446,689     283,304
-------------------------------------------------------------------------------
Temporary Equity (Note 6(d))		    223,000     223,000
-------------------------------------------------------------------------------
Stockholders' Deficit
Common Stock (Note 7): $0.001 par value;
50,000,000 shares authorized 19,523,600
shares are issued and outstanding            19,524      19,524

Additional Paid-in Capital 		    162,474     162,474
Donated Capital - Imputed Interest
(Notes 5 and 6) 	                     82,510      56,735
Deficit Accumulated During the
Development Stage 	                   (933,647)   (744,552)
-------------------------------------------------------------------------------
Total Stockholders' Deficit 		   (669,139)   (505,819)
Total Liabilities and Stockholders' Deficit	550         485
===============================================================================

Nature of Operations and Continuance of Business (Note 1)
Contingency - Disputed Compensation (Note 8)

(See Accompanying Notes to the Consolidated Financial Statements)








===============================================================================

F-4-

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company
Consolidated Statements of Operations
(unaudited)

                       Accumulated from
                       February 26,
                       1960            Three months ended Six months ended
                      (Date of
                      Inception)         December 31,       December 31,
                      to December 31,
                          2000	       2000        1999   2000      1999
                          $              $           $      $         $
Revenue                   -              -           -      -         -
===============================================================================

Expenses
Advances written-off
(note 3)                 56,953       14,877         -    56,953      -
-------------------------------------------------------------------------------
Deposit on plant
written-off (Note 3)     170,561         -           -       -        -
-------------------------------------------------------------------------------
Disputed compensation
(Note 8(b))              243,463         -           -       -        -
-------------------------------------------------------------------------------
Executive compensation
(Note 6(b))              108,000      18,000     18,000   36,000   36,000
-------------------------------------------------------------------------------
Filing and regulatory
fees                      14,105       1,425      1,915    3,667    1,915
-------------------------------------------------------------------------------
General and
administration            57,047         831        764    1,071      954
-------------------------------------------------------------------------------
Interest                     783         673         -       783      -
-------------------------------------------------------------------------------
Imputed interest
(Notes 5 and 6)           82,510      13,673      7,347   25,775   13,244
-------------------------------------------------------------------------------
Investor relations        16,698       2,574      3,481    4,092    3,481
-------------------------------------------------------------------------------
Professional fees        125,449      39,250     13,127   56,500   13,254
-------------------------------------------------------------------------------
Rent and telephone        38,505       1,641      1,912    3,282    2,708
-------------------------------------------------------------------------------
Research and development   8,000         -           -       -        -
-------------------------------------------------------------------------------
Travel and promotion      11,573         486         95      972      190
-------------------------------------------------------------------------------
                         933,647      93,430     46,641  189,095   71,746
Net Loss                (933,647)    (93,430)   (46,641)(189,095) (71,746)
-------------------------------------------------------------------------------
Net Loss Per Share                      (.01)    (.01)      (.01)    (.01)
-------------------------------------------------------------------------------
Weighted Average
Shares Outstanding           -     19,524,000 15,024,000 19,524,000 15,024,000
===============================================================================

(See Accompanying Notes to the Consolidated Financial Statements)

===============================================================================

F-5-

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

                                                Six Months ended
                                                  December 31,
                                                2000 	      1999
                                                  $	       $
===============================================================================
Cash Flows To Operating Activities

Net loss             			     (189,095)      (71,746)

Non-cash items
Imputed interest 	 		       25,775        13,244

Adjustment to reconcile net loss to cash
Accounts payable and accrued liabilities       16,632 	        -
-------------------------------------------------------------------------------
Net Cash Used In Operating Activities  	     (146,688)      (58,502)
-------------------------------------------------------------------------------
Net Cash Used By Investing Activities 	         -              -
-------------------------------------------------------------------------------
Cash Flows From Financing Activities

Proceeds from note payable 		       33,638 	        -
Advances payable                               46,143        20,087
Amounts owing to a Director                    37,615        37,215
Shareholder loans payable                      29,357         1,200
-------------------------------------------------------------------------------
Net Cash Provided By Financing Activities     146,753        58,502
-------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                    65           -

Cash - Beginning of Period 		          485           -
-------------------------------------------------------------------------------
Cash - End of Period                              550           -
-------------------------------------------------------------------------------
Non-Cash Financing Activities                    -              -
-------------------------------------------------------------------------------
Supplemental Disclosures
Interest paid in cash                            -              -

Taxes paid in cash                               -              -
-------------------------------------------------------------------------------

(See Accompanying Notes to the Consolidated Financial Statements)













===============================================================================
F-6-
Notes to the Consolidated Financial Statements

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

The Company is in the early development stage. In a development stage company, management devotes most of its activities in investigating business pportunities and further advancing its technologies. Because of a deficiency in working capital and other current commitments and significant operating losses, there is substantial doubt about the ability of the Company to continue in existence unless additional working capital is obtained.

Pursuant to a letter of intent and subject to a definitive agreement being consummated, the Company plans to sell a license to use its proprietary technology in a specified territory. The agreement contemplates a 50% up front non-refundable fee which will be recognized as revenue when received and the balance will be paid over time. The Company will also need to rely on the forbearance of some creditors and related parties have agreed to continue to fund working capital as needed. The Company has entered into discussions with third parties to directly finance a facility in which the Company will then commence with its business plan.
===============================================================================
F-7-

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

3. Deposit on Plant
   The Company deposited Cnd$250,000 ($170,561), with Mega Holdings, Inc., pursuant to an option agreement to purchase a beef processing plant owned by Mega Holdings, Ltd. The Company agreed to purchase the beef processing plant facility including land, buildings and equipment for Cnd$3,000,000 which was below appraised value. The purchase agreement required an additional payment of Cnd$150,000 on June 24, 2000, the parties agreed to extend the deadline for the payment until March 15, 2001. This payment was not made and the deposit was forfeited and the option agreement terminated. Upon anticipated completion of the purchase, this beef processing plant was to be operated by Blue Mountain Packers, Ltd. (a related company). The Company intended to acquire the issued and outstanding common shares of Blue Mountain Packers, Ltd. for a nominal amount and operate it as a wholly-owned subsidiary. Blue Mountain Packers, Ltd. had recently received certification by the Canadian Food Inspection Agency of the Government of Canada, Department of Agriculture for the processing of Canadian beef. Blue Mountain Packers is a related party due to having one common director. During the six months ended December 31, 2000 the Company advanced $56,953 to Blue Mountain Packers Ltd. and subsequent to December 31, 2000 the Company advanced $27,999 to Blue Mountain Packers Ltd., all for plant refurbishing. These advances bear interest at 8%. Due to the termination of the option agreement these advances are considered uncollectible and have been charged to operations.

4. Note Payable
   On September 15, 2000, the Company issued a note for Cnd$50,000 ($33,638) due and payable on or before September 15, 2001 plus 8% interest. Repayment of the note has been extended until completion of a financing. Interest of $2,129 has been accrued at June 30, 2001 and is included in accounts payable.
===============================================================================
F-8-

5. Advances Payable
   A non-related company coordinated investor relations services for the Company and paid expenses of $68,954 on behalf of the Company and loaned Cnd$30,000 ($19,315). Subsequent to December 31, 2000 this company paid additional expenses of $294 and loaned the Company Cnd$48,000 ($30,905) for a total amount owing of $119,468 as at June 30, 2001. This debt was settled on June 29, 2001 by the issuance of 1,000,000 restricted common shares of the Company. These advances were non-interest bearing and unsecured until the settlement date. Imputed interest of $4,380 was charged to operations and treated as donated capital.

6. Related Party Transactions/Balances

   (a) Cash loans of $499,099 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totalling $59,596 on behalf of the Company. The balance of $193,105 is owing without interest or specific repayment terms. Imputed interest of $14,400 (1999 - $10,400) was charged to operations and treated as donated capital.

   (b) The President who is also a Director of the Company, has paid office and related expenses from personal funds in the amount of $2,432. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $108,000 at December 31, 2000. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $6,995 (1999 - $2,091) was charged to operations and treated as donated capital.

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

   (b) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability it may incur in any way arising out of the cancellation of such shares and the transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totalling
   550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by subsequent
===============================================================================
F-9-

7. Stockholders' Equity (b)(con't)
   shareholders. To date when these shares are delivered to a broker for possible resale the broker phones the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as the former administration has failed to provide addresses despite a number of requests.

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

   (d) Between October 1998 and June 1999, the previous administration sold a total of 361,120 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. The current administration has concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. As at June 30, 2000 79,820 shares were issued and subsequently a further 152,933 shares were issued for a total subscription price of $158,000. The remaining subscribers, who paid $65,000 for 123,367 shares, have not responded to the offer. Shares issued will not be considered outstanding and received subscriptions are recorded as temporary equity until rescission rights have been revoked. (e) See Note 4 for 1,000,000 restricted common shares issued to a non-related company to settle debt of $119,468.

8. Legal Issues

   Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action as follows:

   (a) See Note 7(b) for contingencies relating to improperly issued shares that were later cancelled.

   (b) Unauthorized and/or unsupported payments in the amount of $243,463 were made from Company funds by past officers of the Company during the period May, 1998 to June, 1999. The Company has requested a full accounting from
===============================================================================
F-10-

8. Legal Issues (b)(con't)
   the past president. All amounts that were unauthorized by the board of directors or amounts that are not properly documented with invoices and receipts have been accounted for as disputed executive compensation. Actions of the previous administration have been reported to the Securities and Exchange Commission. At such time as Company resources permit, the Company will seek legal advice to determine whether or not it is possible to recover all such disputed and unauthorized amounts from the previous administration.

   (c)	See Note 7(d) for temporary equity and related rescission rights for subscribers of 361,120 shares of the Company.

9. Subsequent Events

   (a) See Note 3 for forfeiture of the deposit on plant and advances to Blue Mountain Packers.

   (b) See Note 5 for further advances from a non-related company and issuance of 1,000,000 restricted common shares to settle debt of $119,468.

   (c) On June 29, 2001, 100,000 restricted common shares, valued at $5,000, were issued to a non-related consultants for plant refurbishing work to March 15, 2001.

   (d) On September 19, 2001, 200,000 restricted common shares valued at $10,000 were issued to a director and officer of the company for professional services rendered.



































===============================================================================
Page-11-


Item 2.  Management's Discussion and Analysis or Plan of Operation

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the year ended June 30, 2000 and our Form 10-QSB for the quarter ended September 30, 2000. Actual results could differ materially from the results discussed in the forward-looking statements.

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

Although the Company is in the developmental stages, the process behind Hybrid's business has been researched and developed over more than a decade. A plant that integrated the process described below was constructed and operated near Dalum, Alberta during 1994 through 1996. That operation is the source of the actual operating results that are referred to later in this report.

After that plant was closed in 1996, further research, development and construction helped us discover ways to improve the buildings and equipment and refine the process, which is now ready for market.

The Company's business plan is to sell and build farm scale plants that produce ethanol and are integrated with a cattle finishing operation. Grain, corn or other feedstock is fermented and then distilled to make the ethanol. Left over from the ethanol production process are a high protein mash, called "distillers grain" and water, called "stillage water". These are used as feed and water for beef animals because they contain nutrients. In addition, the fermentation process frees a higher percentage of the total food value from the feedstock and makes it more "available" to the animals digestive system. The result is higher than average weight gains for the animals without the use of hormones. By using the distillers grain and stillage water on site the animals get the benefit of the nutrients in these byproducts and the plants save the energy it would otherwise require to dry and transport the distillers grain and the cost of disposing of the stillage water.

The manure and used bedding straw are cleaned up frequently, thus removing the media in which disease would otherwise grow. They are burned in a gasifier and the heat produced is used in the fermentation and distillation processes, with leftover heat being available to operate a greenhouse. The ethanol is mixed with a proprietary emulsifier and diesel. When this emulsion was tested in June 1996 at The British Columbia Institute of Technology, in an unaltered diesel engine, it reduced the particulate (black smoke) emissions by over 62% and the Nox emissions by over 22%, without any significant loss of power.
These plants are referred to as "micro energy food facilities" or "MEFFs",
===============================================================================

Page-12

Item 2.  Management's Discussion and Analysis or Plan of Operation (con't)

because of the small amount of energy from outside sources that is necessary to operate them.

Hybrid plans to earn revenue from several streams:

1. profit on the sale of each MEFF;

2. the royalties and service fees that each operator will pay;

3. the purchase of the ethanol mixture from the operator at 80 % of wholesale value and the sale to distributors or end-users;

4. the marketing of the finished animals;

5. a premium on the sale of the beef.

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


===============================================================================
Page-13-

Item 2.  Management's Discussion and Analysis or Plan of Operation (con't)

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

By the end of the quarter ended September 30, 2000, the plant was ready for inspection by CFIA and an inspection had been scheduled for mid-October. However, the investors failed to deliver the balance of money in a timely manner and we were unable to commence operations until we receive money. Therefore, as at the end of the quarter ended December 31, 2000, we have been unable to commence operations as a result of the money shortage. This could have a serious impact on future operations.

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

If the notes are not paid when the extension is to expire in the new year, the Company may have difficulty collecting the balance that is due on the promissory notes and legal proceedings may need to be commenced to recover the shares. At this time, the Company does not have the financial resources to retain attorneys to commence those legal proceedings.

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

Management is convinced that an environmentally friendly project such as ours, which produces cleaner food, cleaner air and cleaner water is a sound basis
===============================================================================
Page-14-

Item 2.  Management's Discussion and Analysis or Plan of Operation (con't)

for a successful business. For this and other reasons, we believe that building and operating the first MEFF is essential to create cash flow and to demonstrate to potential operators that the technology works as advertised.

The prospective operators want to see it in operation before they commit themselves and so do the people who will approve the financing for the construction of plants.

The Company has made arrangements to locate its first MEFF, near Kelowna, B.C., Canada, and continues looking for the funds to build the plant and operate it until it begins to generate positive cash flow. The Company anticipates that it will own this first MEFF and use it as a demonstration and training facility. It is anticipated that the lender will be given security on the plant in return for the loan.

We anticipate it will take from two to four months from the start of construction until the plant is operational and five to six months before it is generating positive cash flow. The financing that we were negotiating has been delayed as a result of circumstances beyond the control of the Company and the investor. The Company is therefor looking for other sources of money to build the first plant. The Company is not in a position to estimate accurately when funds will be available and construction started.

We continue to make progress towards the sale of a license to operate in a specified territory, as the prospective purchaser continues their "due diligence" and organizational activities. At this stage, it appears that it will take another several months to finalize a deal with a comprehensive written agreement and payment of the license fee.

Until such time as we have succeeded in raising money, the Company will not proceed with construction and will keep operating costs to a minimum. Once money is available to pursue our program, operating costs will be kept to a minimum by using paid consultants as necessary on an ad hoc basis and no new employees will be hired until the Company has sufficient revenues.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:
(a) Exhibits
    Exhibit No. 3.1* - Articles of Incorporation
                3.2* - Bylaws
                4.1~ - Specimen Stock Certificate

*Incorporated by reference from the registrant's Form 10-SB filed with the Commission on February 4, 2000.

~ Incorporated by reference from the registrant's Form 10-KSB filed for the period ended June 30, 2000 and filed with the Commission on June 12, 2001.

(b) Reports on Form 8-K. None.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYBRID FUELS, INC.
/s/	Clay Larson		October 11, 2001
By Clay Larson			Date
Its President
===============================================================================