Form 10QSB/A
period 2001-03-31
HYBRID FUELS INC
filed 2001-11-08
CIK 1104200

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                 ________________

                                  FORM 10-QSB/A

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

      [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

For the Transition Period From _______ to _______

                               ___________________

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

       PO Box 41118 RPOS Winfield, B.C.,              V1V 1Z7
       (Address of principal executive offices)      (Zip Code)

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

Transitional Small Business Disclosure Format (Check one): Yes [] No [X]
















===============================================================================

                                HYBRID FUELS, INC.

                                   FORM 10-QSB

                       For the quarter ended March 31, 2001

INDEX

Part I - Financial Information                                          Page

     Item 1.  Financial Statements.....................................F3-F10

          Balance sheet as of March 31, 2001...........................F-3

          Statements of operations for the quarters and
          the nine months ended March 31, 2001 and 2000................F-4

          Statements of cash flows for the nine months
          ended March 31, 2001 and 2000................................F-5

          Notes to Financial Statements................................F-6

     Item 2. Management's Discussion and Analysis or
             Plan of Operation.........................................11

Part II - Other Information............................................15

     Item 6. Exhibits and Reports on Form 8-K..........................15




































===============================================================================
F-3

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets


                                               March 31,   June 30,
                                                 2001        2000
                                                  $            $
                                              (unaudited)  (audited)
-------------------------------------------------------------------------------
ASSETS

Current Assets

Cash                                                  15          485
-------------------------------------------------------------------------------
Total Assets                                          15          485
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                   9,872        3,111
Accrued liabilities (Note 6(d))                   14,000           -
Advances payable (Note 5)                        119,356       42,013
Note payable (Note 5)                             33,638           -
Shareholder loan payable (Note 6(a))             195,751      163,748
Amounts owing to a Director (Note 6(b))          130,326       74,432
-------------------------------------------------------------------------------
Total Current Liabilities                        502,943      283,304
-------------------------------------------------------------------------------
Temporary Equity (Note 7(d))                     223,000      223,000
-------------------------------------------------------------------------------
Stockholders' Deficit

Common Stock (Note 7): $0.001 par value;
50,000,000 shares authorized 19,523,600,
shares are issued and outstanding                 19,524       19,524

Additional Paid-in Capital                       162,474      162,474

Donated Capital - Imputed Interest
(Notes 5 and 6)                                   98,817       56,735

Deficit Accumulated During the
Development Stage                             (1,006,743)    (744,552)
-------------------------------------------------------------------------------
Total Stockholders' Deficit                     (725,928)    (505,819)
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit           15          485
-------------------------------------------------------------------------------

Nature of Operations and Continuance of Business (Note 1)

Contingencies (Note 8)

(See Accompanying Notes to the Consolidated Financial Statements)





===============================================================================
F-4
Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)

Consolidated Statements of Operations
(unaudited)

                            Accumulated from   Three months    Nine Months
                            February 26, 1960        Ended          Ended
                            (Date of Inception)    March 31,       March 31,
                            to March 31, 2001   2001     2000   2001     2000
                                $              $          $      $        $
-------------------------------------------------------------------------------
Revenue                         -              -          -      -        -
-------------------------------------------------------------------------------
General and Administrative Expenses

Advances to Blue Mountain Packers Ltd.
written-off (Note 4)        84,951          27,999       -    84,951     -
Deposit on plant written-off
(Note 3)                   170,561             -         -       -       -
Disputed compensation
(Note 8(b))                243,463             -         -       -       -
Executive compensation
(Note 6(b))                126,000          18,000   18,000   54,000   54,000
Filing and regulatory fees  14,246             141       -     3,808    1,915
General and administration  57,345             298      765    1,369    1,719
Imputed interest
(Notes 5 and 6)             98,817           16,307   8,192   42,082   21,436
Interest                     1,456              673      -     1,456      -
Investor relations          16,698             -      6,188    4,092    9,669
Professional fees          133,174            7,725     127   64,225   13,381
Rent and telephone          40,304            1,798   1,913    5,080    4,621
Research and development     8,000             -         -       -        -
Travel and promotion        11,728              155      95    1,128      285
-------------------------------------------------------------------------------
                          1,006,743          73,096  35,280  262,191  107,026
-------------------------------------------------------------------------------
Net Loss                 (1,006,743)        (73,096)(35,280)(262,191)(107,026)
-------------------------------------------------------------------------------
Net Loss Per Share                             (.01)    (.01)  (.01)   (.01)
-------------------------------------------------------------------------------
Weighted Average Shares
Outstanding                        19,457,000 19,100,000 19,457,000 15,609,000
-------------------------------------------------------------------------------

(See Accompanying Notes to the Consolidated Financial Statements)

















===============================================================================
F-5
Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)



                                                          Nine Months
                                                              Ended
                                                            March 31,
                                                        2001         2000
                                                          $            $
-------------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                                             (262,191)  (107,026)

Non-cash items
Imputed interest                                       42,082     21,436
Advances written-off                                   84,952       -
Adjustment to reconcile net loss to cash
Accounts payable and accrued liabilities               20,761       -
-------------------------------------------------------------------------------
Net Cash Used In Operating Activities                (114,396)   (85,590)
-------------------------------------------------------------------------------
Cash Flows To Investing Activities
Advances to Blue Mountain Packers Ltd.                (84,952)      -
-------------------------------------------------------------------------------
Net Cash Used By Investing Activities                 (84,952)      -
-------------------------------------------------------------------------------
Cash Flows From Financing Activities

Advances payable                                       77,343     27,967
Amounts owing to a Director                            55,894     55,823
Shareholder loans payable                              32,003      1,800
Proceeds from note payable                             33,638       -
-------------------------------------------------------------------------------
Net Cash Provided By Financing Activities             198,878     85,590
-------------------------------------------------------------------------------
Net Decrease in Cash                                     (470)      -

Cash - Beginning of Period                                485       -
-------------------------------------------------------------------------------
Cash - End of Period                                       15       -
-------------------------------------------------------------------------------
Non-Cash Financing Activities                             -         -
-------------------------------------------------------------------------------
Supplemental Disclosures

Interest paid in cash                                     -         -
Taxes paid in cash                                        -         -
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

   Pursuant to a letter of intent and subject to a definitive agreement being consummated, the Company plans to sell a license to use its proprietary technology in a specified territory. The agreement contemplates a 50% up
===============================================================================
F-7

1. Nature of Operations and Continuance of Business (con't)

   front non-refundable fee which will be recognized as revenue when received and the balance will be paid over time. The Company will also need to rely on the forbearance of some creditors and related parties have agreed to continue to fund working capital as needed. The Company has entered into discussions with third parties to directly finance a facility in which the Company will then commence with its business plan.

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

  (e) Interim Financial Statements
  These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.  Deposit on Plant
    The Company deposited Cnd$250,000 ($170,561), with Mega Holdings, Inc., pursuant to an option agreement to purchase a beef processing plant owned by Mega Holdings, Ltd. The Company agreed to purchase the beef processing plant facility including land, buildings and equipment for Cnd$3,000,000 which was below appraised value. The purchase agreement required an additional payment of Cnd$150,000 on June 24, 2000, the parties agreed to extend the deadline for the payment until March 15, 2001. This payment was not made and the deposit was forfeited and the option agreement terminated. Upon anticipated completion of the purchase, this beef processing plant was to be operated by Blue Mountain Packers, Ltd. (a related company). The Company intended to acquire the issued and outstanding common shares of Blue Mountain Packers, Ltd. for a nominal amount and operate it as a wholly-owned subsidiary. Blue Mountain Packers, Ltd. had recently received certification by the Canadian Food Inspection Agency of the Government of Canada, Department of Agriculture for the
===============================================================================
F-8

3.  Deposit on Plant (con't)

    processing of Canadian beef. Blue Mountain Packers is a related party due to having one common director. The Company advanced $84,951 to Blue Mountain Packers for plant refurbishing. These advances bear interest at 8%. Due to the termination of the option agreement these advances are considered uncollectible and have been charged to operations.


4.  Note Payable
    On September 15, 2000, the Company issued a note for Cnd$50,000 ($33,638) due and payable on or before September 15, 2001 plus 8% interest. Repayment of the note has been extended until completion of a financing. Interest of $2,129 has been accrued at June 30, 2001 and included in the accounts payable.


5.  Advances Payable
    A non-related company coordinated investor relations services for the Company and paid expenses of $69,248 on behalf of the Company and loaned the Company Cnd$78,000 ($50,220) for a total amount owing of $119,468. This debt was settled on June 29, 2001 by the issuance of 1,000,000 restricted common shares of the Company. These advances were non-interest bearing and unsecured until the settlement date. Imputed interest of $8,856 (2000 - $1,654) was charged to operations and treated as donated capital.

6. Related Party Transactions/Balances

   (a)	Cash loans of $499,059 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totalling $62,786 on behalf of the Company. The balance of $196,255 is owing without interest or specific repayment terms. Imputed interest of $21,691 (2000 - $15,600) was charged to operations and treated as donated capital.

   (b) The President who is also a Director of the Company, has paid office and related expenses from personal funds in the amount of $10,626 of which $6,300 has been reimbursed with cash. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $126,000 at March 31, 2001. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $11,535 (2000 - $4,182) was charged to operations and treated as donated capital.

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


9. Subsequent Events

   (a)	On September 19, 2001 a total of 200,000 shares were issued to a director/officer of the Company to settle $10,000 owing as at June 30, 2001.

   (b)	See Note 5 for 1,000,000 restricted common shares issued to a non-related company to settle debt of $119,468. (c) A total of 100,000 restricted common shares, valued at $5,000, were issued to the plant manager of Blue Mountain Packers Ltd. for plant refurbishing work to March 15, 2001.




























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

Until such time as the Company sells and constructs MEFFs and recognizes revenue, the Company will continue to experience a cash shortage. Because the Company is a developmental stage company, it is unlikely to be able to borrow money from banks and other traditional financial institutions. The lack of
===============================================================================
Page-14-

Item 2. Management's Discussion and Analysis or Plan of Operation (con't)

long term, adequate financing continues to be of great concern to management. The Company will require additional capital in the near future in order for it to continue as a going concern in the long term. For the coming quarter, management anticipates spending most of its energies on raising money and complying with public reporting requirements.

To solve the cash shortage problem, the Company is involved in discussions to sell a license to use the technology in a specified territory. Although the parties have signed a letter of intent, no definitive agreement has been signed and no money has changed hands. The discussions contemplate payment of an up-front fee plus royalties for the use of the technology. In addition, the licensee would be required to purchase certain items of equipment from the Company on an ongoing basis. If the parties are able to reach an agreement as presently being discussed, the license fee would be sufficient to pay the Company's outstanding payables and operating costs for the next 12 months. The sale of such a license is expected to be a one time event.

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

The Company will lease parts of the technology to the operators on a permanent basis to protect the secrecy of the most vital pieces of the technology. The Company will earn a profit and recognize revenue on the sale of each plant. The Company will also receive a royalty, which is initially expected to be

===============================================================================
Page-15-

Item 2. Management's Discussion and Analysis or Plan of Operation (con't)

$2500US per month which will begin when each MEFF begins operation. The profit on the sale of each plant will be sufficient to cover all of the operating expenses the Company will incur until revenues are received from royalties.

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