Form 10QSB
period 2001-09-30
HYBRID FUELS INC
filed 2001-11-14
CIK 1104200

__________________________________________


                UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                 ________________

                                   FORM 10-QSB

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

The number of shares outstanding of the registrant's common stock as of November 13, 2001 was 21,053,600.

The number of shares issued of the registrant's common stock as of November 13, 2001 was 21,286,353.

Transitional Small Business Disclosure Format (Check one): Yes No











===============================================================================

                                HYBRID FUELS, INC.

                                   FORM 10-QSB

                     For the quarter ended September 30, 2001

INDEX


Part I - Financial Information

    Item 1.  Financial Statements                                         Page

             Balance sheet as of September 30, 2001                       F-3

             Statements of operations for the quarters
             and the nine months ended September 30, 2001 and 2000        F-4

             Statements of cash flows for the three months
             ended September 30, 2001 and 2000                            F-5

Notes to Financial Statements	  			       	          F-6

    Item 2.   Management's Discussion and Analysis or Plan of Operation   11

Part II - Other Information                                               17

          Signature                                                       17




































===============================================================================
F-3

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

                                                 September 30,   June 30,
                                                     2001          2001
                                                      $             $
                                                 (unaudited)     (audited)
------------------------------------------------------------------------------

ASSETS

Current Assets

Cash                                                       5             2
------------------------------------------------------------------------------
Total Assets                                               5             2
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                      22,692        14,807
Accrued liabilities (Note 6(d))                        6,600        15,000
Note payable (Note 4)                                 33,638        33,638
Shareholder loan payable (Note 6(a))                 197,745       196,255
Amounts owing to a Director (Note 6(b))              168,106       152,111
------------------------------------------------------------------------------
Total Current Liabilities                            428,781       411,811
------------------------------------------------------------------------------
Temporary Equity (Note 7(d))                         223,000       223,000
------------------------------------------------------------------------------
Stockholders' Deficit

Common Stock (Note 7): $0.001 par value;
50,000,000 shares authorized
20,823,600 and 20,623,600 shares are issued
and outstanding respectively                          20,824        20,624

Additional Paid-in Capital                           295,642       285,842

Common Stock paid for but unissued
(representing 130,000 shares)                          6,300          -

Donated Capital - Imputed Interest (Notes 5 and 6)   123,249       115,937

Deficit Accumulated During the Development Stage  (1,097,791)   (1,057,212)
------------------------------------------------------------------------------
Total Stockholders' Deficit                         (651,776)     (634,809)
------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                 5             2


Nature of Operations and Continuance of Business (Note 1)
Other Contingencies (Note 8)

(See Accompanying Notes to the Consolidated Financial Statements)




===============================================================================
F-4

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)



                                   Accumulated from Three Months Three Months
                                   February 26, 1960    Ended        Ended
                                                      September     September
                                                         30,           30,
                                   (Date of Inception)
                                   to September 30,
                                         2001           2001          2000
                                           $              $             $
------------------------------------------------------------------------------
Revenue                                    -              -             -
------------------------------------------------------------------------------

Expenses

Advances written-off (Note 3)            84,951           -           42,076
Consulting fees                           5,473         5,473           -
Deposit on plant written-off (Note 3)   170,561           -             -
Disputed compensation (Note 8(b))       243,463           -             -
Executive compensation (Note 6(b))      162,000        18,000         18,000
Filing and regulatory fees               17,091         1,561          2,242
General and administration               58,982            33            240
Imputed interest (Notes 5 and 6)        123,249         7,312         12,102
Interest                                  4,173         2,044            110
Investor relations                       16,698           -            1,518
Professional fees                       147,170         5,802         17,250
Rent and telephone                       42,059           137          1,641
Research and development                  8,000           -             -
Travel and promotion                     13,921           217            486
------------------------------------------------------------------------------
                                      1,097,791        40,579         95,665
------------------------------------------------------------------------------
Net Loss                             (1,097,791)      (40,579)       (95,665)
------------------------------------------------------------------------------
Net Loss Per Share                                       (.01)          (.01)
------------------------------------------------------------------------------
Weighted Average Shares Outstanding                 20,657,000     19,524,000
------------------------------------------------------------------------------



(See Accompanying Notes to the Consolidated Financial Statements)














===============================================================================
F-5

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows



                                               Three Months Three Months
                                                   Ended       Ended
                                               September 30, September 30,
                                                   2001         2000
                                                    $            $
------------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                                            (40,579)      (95,665)

Non-cash item
Imputed interest                                      7,312        12,102

Adjustment to reconcile net loss to cash
Accounts payable and accrued liabilities              9,485         7,034
------------------------------------------------------------------------------
Net Cash Used In Operating Activities               (23,782)      (76,529)
------------------------------------------------------------------------------
Net Cash Used By Investing Activities                   -             -
------------------------------------------------------------------------------
Cash Flows From Financing Activities

Common stock subscribed for                           6,300           -
Proceeds from notes payable                             -          33,638
Advances payable                                        -           9,733
Amounts owing to a Director                          15,995        18,808
Shareholder loans payable                             1,490        14,350
------------------------------------------------------------------------------
Net Cash Provided By Financing Activities            23,785        76,529
------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                           3           -

Cash - Beginning of Period                                2           485
------------------------------------------------------------------------------
Cash - End of Period                                      5           485
------------------------------------------------------------------------------
Non-Cash Financing Activities

Value of common shares issued for settlement of debt 10,000           -
------------------------------------------------------------------------------
Supplemental Disclosures

Interest paid in cash                                   -             -
Taxes paid in cash                                      -             -
------------------------------------------------------------------------------



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

   Pursuant to a letter of intent and subject to a definitive agreement being consummated, the Company plans to sell a license to use its proprietary technology in a specified territory. The agreement contemplates a 50% up front non-refundable fee which will be recognized as revenue when received
===============================================================================
F-7

Notes to Financial Statements (con't)

   and the balance will be paid over time. The Company will also need to rely on the forbearance of some creditors and related parties have agreed to continue to fund working capital as needed. The Company has entered into discussions with third parties to directly finance a facility in which the Company will then commence with its business plan.


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


3. Deposit on Plant

   The Company deposited Cnd$250,000 ($170,561), with Mega Holdings, Inc., pursuant to an option agreement to purchase a beef processing plant owned by Mega Holdings, Ltd. The Company agreed to purchase the beef processing plant facility including land, buildings and equipment for Cnd$3,000,000 which was below appraised value. The purchase agreement required an additional payment of Cnd$150,000 on June 24, 2000, the parties agreed to extend the deadline for the payment until March 15, 2001. This payment was not made and the deposit was forfeited and the option agreement terminated. Upon anticipated completion of the purchase, this beef processing plant was to be operated by Blue Mountain Packers, Ltd. (a related company). The Company intended to acquire the issued and outstanding common shares of
   Blue Mountain Packers, Ltd. for a nominal amount and operate it as a
===============================================================================
F-8

Notes to Financial Statements (con't)

   wholly-owned subsidiary. Blue Mountain Packers, Ltd. had recently received certification by the Canadian Food Inspection Agency of the Government of Canada, Department of Agriculture for the processing of Canadian beef. Blue Mountain Packers is a related party due to having one common director. The Company advanced $84,951 to Blue Mountain Packers for plant refurbishing. These advances bear interest at 8%. Due to the termination of the option agreement these advances are considered uncollectible and have been charged to operations.

4. Note Payable

   On September 15, 2000, the Company issued a note for Cnd$50,000 ($33,638) due and payable on or before September 15, 2001 plus 8% interest. Repayment of the note has been extended until completion of a financing. Interest of $4,148 has been accrued at September 30, 2001 and is included in accounts payable.


5. Advances Payable

   A non-related company coordinated investor relations services for the Company and paid expenses of $69,248 on behalf of the Company and loaned the Company Cnd$78,000 ($50,220) for a total amount owing of $119,468. This debt was settled in June 2001 by the issuance of 1,000,000 restricted common shares of the Company. These advances were non-interest bearing and unsecured until the settlement date. Imputed interest of $Nil (2001-$13,326) was charged to operations and treated as donated capital.


6. Related Party Transactions/Balances

   (a) Cash loans of $499,059 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totalling $64,276 on behalf of the Company. The balance of $197,745 is currently owing without interest or specific repayment terms. Imputed interest of $3,950 (2001 - $29,041) was charged to operations and treated as donated capital.

   (b) The President who is also a Director of the Company, has paid office and related expenses from personal funds in the amount of $14,799 of which $8,693 has been reimbursed with cash. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $162,000 at September 30, 2001. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $3,362 (2001 - $16,835) was charged to operations and treated as donated capital.

   (c) See Note 3 for advances to Blue Mountain Packers Ltd.

   (d) Pursuant to a directors' consent, dated June 11, 2001, a total of 200,000 shares was issued on September 19, 2001 to a director/officer of the Company to settle a $10,000 debt.


7. Stockholders' Equity

   (a) On May 28, 1998, the Company acquired, by issuing 12,000,000 shares, Hybrid Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc.
===============================================================================
F-9

7. Stockholders' Equity (a)(continued)


       gained control of Polo Equities Inc. As part of the acquisition three shareholders representing 12,000,000 previously issued shares returned their shares for cancellation. For accounting purposes the acquisition was treated as a business purchase by Hybrid Fuels USA Inc. of Polo Equities, Inc. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with it. There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger.

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

   (d) Between October 1998 and June 1999, the previous administration sold a total of 361,120 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. The current administration has concerns regarding possible
===============================================================================
F-10

7. Stockholders' Equity (d)(continued)


       misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. To date, 23 subscribers, have, pursuant to this offer received 237,753 shares, representing $158,000. These shares are issued but not considered outstanding. The remaining 11 subscribers, who paid $65,000 for 123,367 shares, have not responded to the offer. These subscriptions are recorded as temporary equity until rescission rights have been revoked.


   (e) See Note 5 for 1,000,000 restricted common shares issued to a non-related company to settle debt of $119,468.

   (f) A total of 100,000 restricted common shares, valued at $5,000, were issued to the plant manager of Blue Mountain Packers Ltd. for plant refurbishing work to March 15, 2001. (g) On September 19, 2001, 200,000 shares were issued to settle debt referred to in Note 6(d).


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

       (c) See Note 7(d) for temporary equity and related rescission rights for subscribers of 361,120 shares of the Company.


9.	Subsequent Events
        On October 18, 2001 130,000 shares were issued for cash proceeds of $6,300 and 100,000 shares were issued to settle debt of $5,000.







===============================================================================
Page-11-

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

The Company is a developmental stage company and has had no income since the acquisition of the hybrid fuels technology in June 1998, nor is it likely to have any significant cash flow until after the end of its current fiscal period ending June 30, 2002. If the Company is unable to obtain funds from external sources, it is probable that it will be unable to continue to operate in the long term.

Although the Company is in the developmental stages, the process behind Hybrid's intended business has been researched and developed over more than a decade. A plant that integrated the process described below was constructed and operated near Dalum, Alberta from 1994 to 1996. That facility was designed to prove the concepts and included all of the ethanol-making and cattle-feeding features of a full-scale commercial operation. That operation is the source of the actual operating results that are referred to later in this report.

After that plant was closed in 1996, further research, development and construction enabled us modify construction materials and layout to improve the buildings and equipment and refine the process, which is now ready for market.

The Company's intended business is to sell and build farm scale plants that produce ethanol integrated with a cattle finishing operation. Grain, corn or other feedstock is fermented and then distilled to make the ethanol. Left over from the ethanol production process are a high protein mash, called "distillers grain" and water, called "stillage water". These contain nutrients and are therefore used as feed and water for livestock. In addition, the fermentation process frees a higher percentage of the total food value from the feedstock and makes it more "available" to the animals digestive system. The result is higher than average weight gains for the animals without the use of hormones. By using the distillers grain and stillage water on site the animals get the benefit of the nutrients in these byproducts. In addition, the plants do not incur the costs of drying the distillers grain and transporting it as would be necessary if it was to be used at another site. A further benefit is that no costs are incurred to dispose of the stillage water. Rather than it being something that is costly to be disposed of, it becomes a valuable feed product.

The manure and used bedding straw are cleaned up frequently, thus removing the media in which disease would otherwise grow. They are burned in a gasifier and the heat produced is used in the fermentation and distillation processes. From discussions with the gasifier manufacturer, management believes that there will be sufficient heat leftover to operate a greenhouse, if the operator so desires.

The ethanol is mixed with a proprietary emulsifier and diesel. When this emulsion was tested at The British Columbia Institute of Technology in June, 1996, in an unaltered diesel engine, it reduced the particulate (black smoke)
===============================================================================
Page-12-
Item 2. Plan of Operation (continued)


emissions by over 62% and the NOx emissions by over 22%, without any loss of power.

For a more detailed description of the entire process, plus sources of information and references, the reader is referred to the Company's Form 10-KSB for the year ended June 30, 2001, which was filed with the SEC on October 12, 2001 and amended October 29, 2001.

These plants are referred to as "micro energy food facilities" or "MEFFs", because of the small amount of energy from outside sources that is necessary to operate them. Although there are no operating plants at the moment, the Company is expecting to have the first one operating in the spring of 2002, as described below.

The Company intends to sell these facilities (except the column and spinner) to farm operators, preferably those who grow or have access to sufficient grain to supply the plant. Management believes this would be about 40,000 bushels of barley or other suitable grain for a plant which would feed 200 head of cattle on a continually rotating basis. Hybrid plans to earn revenue from the sale and operation of these facilities in the following manner:

    1. profit on the sale of each MEFF;

    2. royalties and service fees that each operator will pay;

    3. the lease of the column and spinner to each operator;

    4. the marketing of the finished animals and 5. the purchase of the ethanol mixture from the operator at 80% of wholesale value and the sale to distributors or end-users.

The Company expects to earn a profit and recognize revenue on the sale of each plant. The Company intends to sell each MEFF at a profit that is sufficient to cover overhead and operating costs and the costs of screening applicants, training them and assisting them until they are able to operate on their own. The profit on the sale of each plant is expected to be sufficient to cover all of the operating expenses the Company will incur until revenues are received from royalties.

Once they are operating, it is intended that each operator will pay royalties for the license to use the technology. Initially this royalty is expected to be $2500US per month starting when each MEFF begins operation. The Company is considering offering incentives in the form of reduced royalties to the first operators who make early commitments to purchase plants.

In addition, the Company anticipates that it will charge each operator a service fee to cover the Company's costs of regular visits for ongoing training, service, technical support, and quality control. These fees are expected to be in the $150 to $250 US per month range.

The column and spinner, which are the most sensitive parts of the technology, will not be sold. The Company will lease these parts of the technology to the operators on a permanent basis to protect the secrecy of the design and operation of these most vital pieces of the technology. These leases are expected to create another source of revenue for the Company.

Other revenue for the Company is expected to come from obtaining premium prices for the beef. The Company anticipates entering into an agreement with its operators to pay the Company an incentive for obtaining premium prices for the sale of the beef. We anticipate this will be in the form of a percentage of the premium realized.
===============================================================================
Page-13-

Item 2. Plan of Operation (continued)

The Dalum test trials demonstrated the quality of the beef produced by this process. As a result, Cargill Foods, which purchased the first lot, agreed to pay a premium of $0.10 per pound for all of the beef that could be produced by this process. They also agreed to pick up subsequent lots at the plant, which eliminated freight and auction costs. The Company anticipates that the beef produced by the process will be top quality, which the Company will be able to market at premium prices.

The Company has investigated a number of possible sources of premium prices, including markets in the Far East and Europe, high-end restaurants, cruise ships and specialty meat markets that sell organic and hormone free meat. As a result of making these contacts, the Company believes that it will be able to generate premium prices from that sale of the beef and earn revenue from doing so.

Management has recognized that premium prices would be most likely if the Company were able to control the processing, marketing and distribution of the finished beef. A number of possibilities have been considered with the most promising being Company operated or sponsored retail outlets, development of foreign markets and specialty markets. The first, and perhaps the most important, obstacle encountered was the lack of meat processing facilities that could and would process the beef to our specifications.

In the second quarter of 2000, Hybrid found a packing plant that was within a two-hour drive of our head office and was not operating. This plant seemed to be perfect for our needs because of its size and the fact that it was constructed to meet the specifications necessary in order to process beef for shipment to Europe and the Far East. At the date of this report, the packing plant is still available.

The Company also believes that it has a workable business plan to operate the packing plant profitably by custom processing finished beef and bison until the MEFFs begin producing. We are in contact with an Alberta company that deals in hormone free beef and bison and they have assured us that they are able to supply the packing plant with sufficient animals for custom processing to keep it operating at full capacity until sufficient MEFFs are operating. If we are able to acquire the packing plant, the Company's intention is to sell enough MEFFs to be built in close proximity to the packing plant to keep it operating at full capacity. From discussions which we have had with ranchers, cattle brokers and others that grow or market hormone free beef, the Company believes that it will be able to obtain enough hormone free feeder cattle to keep the MEFFs and the packing plant running at full capacity.

As a consequence, the Company continues to search for money to acquire the packing plant. No commitment will be made to purchase the plant until sufficient money is committed to pay the purchase price and cover operating expenses until positive cash flow is achieved. The Company anticipates that the packing plant would begin to produce cash flow within 30 to 60 days after operations begin and is projected to achieve positive cash flow in six to nine months.

A small amount of diesel is added to the ethanol in the distillation column to "de-nature" it so that no pure ethanol is detectable or accessible in the MEFF. This mixture is then stored on site in an appropriate tank and then picked like bulk milk and transported to a mixing facility to be further mixed into the appropriate ratio. The Company intends to generate revenue by purchasing the fuel mixture from the operators at a discount from wholesale value, and selling the end product to end users and distributors after mixing is completed.


===============================================================================
Page-14-

Item 2. Plan of Operation (continued)

In the beginning, with the small quantities from the first MEFF, the plan is to mix locally and use the fuel for testing and evaluation by local users. Two local firms have agreed to evaluate the fuel made by the first plant as soon as we produce it. This is expected to generate some revenue.

After the first plant is operating, the location of the next MEFFs will be determined to some extent on being able to economically deliver the fuel mixture to commercial mixing facilities that can handle the production from the MEFFs on a contract basis. The plan is for the Company to purchase the chemical mixture from each MEFF, and transport it to mixing plants for further mixing to achieve the appropriate ratio. The availability of an end user to take the finished fuel will be a consideration in choosing the mixing facility.

When a larger number of plants are operating and are producing sufficient quantities, the Company plans to sell the mixed fuel to end users and diesel fuel distributors encompassing all industries. The Company estimates it will be more than a year after completion of the second plant before we get to that stage, at which time the Company intends to target the trucking and railway industries. Ultimately the Company may consider building and operating its own mixing facilities, if that becomes economically feasible.

Because the hybrid fuel can be used in an unaltered diesel engine, it can be used economically where it is available and no modifications or changes need be made to engines to switch back to regular diesel fuel when the hybrid fuel is not available.

Some potential users may be concerned about using this product. Ethanol-diesel mixes are presently being evaluated by Archer Midland Daniels, The Chicago Transit Authority and The University of Illinois. Their reports either are or are expected to be available on The University of Illinois website. In addition, the City of Winnipeg Transit Authority and Husky Oil are conducting an evaluation of an ethanol-diesel mix to see how it performs in very cold weather. The Company plans to provide end users with access to all of these and subsequent evaluation reports in order to help alleviate potential users concerns about the safety and performance of the fuel.

As regulators work to decrease engine emissions and users look for less expensive fuels that burn cleaner, the Company believes it will be able to attract users for the hybrid fuel.

Until such time as the Company sells and constructs MEFFs and recognizes revenue, the Company is likely to continue to experience a cash shortage. Because the Company is a developmental stage company, it is unlikely to be able to borrow money from banks and other traditional financial institutions. The lack of long term, adequate financing continues to be of great concern to management. The Company will require additional capital in the near future in order for it to develop operational activities and to continue as a going concern in the long term. For the coming quarter, management anticipates spending most of its energies on raising money for the purpose of developing operating activities and complying with public reporting requirements.

To solve the cash shortage problem, the Company is involved in discussions to sell a license to use the technology in a specified territory. The discussions contemplate payment of an up-front fee plus royalties for the use of the technology. In addition, the licensee would be required to purchase certain items of equipment from the Company on an ongoing basis. We continue to make progress towards the sale of the license, as the prospective purchaser continues their "due diligence" and organizational activities. At this stage, it appears that it will take another several months to finalize a deal with a comprehensive written agreement and payment of the license fee.
===============================================================================
Page-15-

Item 2. Plan of Operation (continued)

Although the parties have signed a letter of intent, no definitive agreement has been signed and no money has changed hands. If the parties are able to reach an agreement as presently being discussed, the license fee would be sufficient to pay the Company's outstanding payables and operating costs for the next 12 months. The sale of such a license is expected to be a one time event.

If the Company is unable to realize income by selling a license to use the technology, the Company may need to raise money in some other way. To do so, the Company may sell additional shares of its common stock to pay operating expenses for the next 12 months. The Company's general and administrative expenses for the next 12 months are expected to be less than $500 per month, exclusive of executive compensation, which is deferred, and professional fees for legal and accounting services. It is anticipated that related parties will continue to pay these operating expenses and advance funds to pay legal and accounting fees, but no assurances can be given.

Management is convinced that an environmentally friendly project such as ours, which produces cleaner food, cleaner air and cleaner water is a sound basis for a successful business. For this and other reasons, we believe that building and operating the first MEFF is essential to create cash flow and to demonstrate to potential operators that the technology works as advertised so that the Company can begin to develop operating activities.

The prospective operators want to see it in operation before they commit themselves and so do the people who will approve the financing for the construction of MEFFs. To date, the Company has received applications from more than fifty farmers who are interested in acquiring MEFFs. The Company is currently developing a screening process to select suitable candidates and assist them in obtaining financing, if necessary, for plant construction. The intention is to have at least four candidates approved for training by the time the demonstration MEFF is operating.

The Company has found a suitable location for its first MEFF, which will be located near Kelowna, B.C., Canada. This first MEFF was to be built by an outside contractor who was to arrange all of the financing, complete the construction and deliver an operational plant to our operating subsidiary, Hybrid Fuels (Canada) Inc., to be used as a demonstration and training facility. Neither we nor Hybrid (Canada) were to have any liability for the MEFF until it was operational.

Unfortunately, the Contractor who was to do the building, ran into difficulties on another project that had nothing to do with us, and was unable to keep his commitment to build the MEFF for Hybrid Fuels (Canada) Inc. Hybrid (Canada) has made preliminary contact with a new contractor to construct this first MEFF. No agreement has been reached as of the date of this report.

We anticipate it will take approximately two months from the start of construction until the plant is operational and four to five months before it is generating positive cash flow. The financing that is being sought is expected to be sufficient to cover all construction and operating expenses until positive cash flow is achieved. Once the first MEFF is operating we expect to receive approval for financing subsequent plants within two to three weeks. By that time, the Company expects it will have qualified and trained two or more operators.

We have also approached Farm Credit Corporation, which has recently approved a program to provide leasing to farmers for the acquisition or upgrading of buildings and equipment. At this time we are in the very preliminary stages of discussion to determine the best way to obtain approval for lease financing to construct the first MEFF and subsequent MEFFs. As a result of slow-downs that
===============================================================================
Page-16-

Item 2. Plan of Operation (continued)

are showing up throughout the economy, there seems to be a willingness to assist in the furthering of this new process which could contribute greatly to farm income. It is likely to take two to three months to complete the "due diligence" process with FCC.

The institution that finances the construction of each MEFF is expected to be given security on the plant in return for the financing. No financing has been committed as at the date of this report.

Until such time as we have succeeded in obtaining financing, the Company will not proceed with construction and will keep operating costs to a minimum. Once money is available to pursue our program, operating costs will be kept to a minimum by using paid consultants as necessary on an ad hoc basis and no new employees will be hired until the Company has sufficient revenues.

During the quarter, the Company issued 200,000 shares to a Director and Officer for services rendered to the end of June, 2001. These shares were authorized at a Directors meeting on June 11, 2001. However, the transfer agent failed to issue them due to misreading the resolution. Also during the quarter, the Company sold 130,000 restricted shares in a private placement to an accredited investor to raise money to pay professional fees and other operating expenses. These shares were issued after the end of the quarter. In addition, the Company authorized the issuance of 100,000 restricted shares to pay an independent consultant for services rendered to the end of September, 2001. These shares were also issued after the end of the quarter.

The loss for the present quarter is $40,759 compared to $95,665 for the comparable quarter last year. The loss for the same quarter last year was higher largely due to advances written, which is not likely to reoccur, plus higher imputed interest and professional fees. The loss for this quarter is made up of consulting fees for filings with the SEC, which have been paid by cash of $473 and the issuance of shares for a value of $5,000. Another $18,000 is salary for the President which is deferred until money is available, and does not represent a cash outlay. Other items not requiring cash are interest which is accrued and imputed interest. All of these non-cash items total $32,829.

The working capital deficiency of roughly $8,000 was made up from cash from the sale of shares and by a major shareholder or the President. If no revenue is received from the sale of a license as discussed above, or from operating activities, it is anticipated that a major shareholder or the President will continue to fund the Company's working capital deficiency for the foreseeable future. Operating expenses will be kept to a minimum until revenue is generated.

















===============================================================================
Page-17-

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8K

	(a)	Exhibits
		None

	(b)	Reports on Form 8-K
		On August 28, 2001 the Company filed a report on Form 8-K, to report the change of Independent Accountant that occurred July 25, 2000, and had not previously been reported.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 14, 2001

HYBRID FUELS, INC.

By:/s/ Clay Larson
Clay Larson, President


END