Form 10QSB
period 2001-12-31
HYBRID FUELS INC
filed 2002-02-14
CIK 1104200

__________________________________________

               UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ________________

                                  FORM 10-QSB

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

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


               PO Box 41118 RPOS Winfield, B.C., Canada,  V1V 1Z7
              (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: 250-868-0600


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes [X]               No[]

The number of shares outstanding of the registrant's common stock as of January 26, 2002 was 21,048,600.

The number of shares issued of the registrant's common stock as of January 26, 2002 was 21,286,353.

Transitional Small Business Disclosure Format (Check one): Yes[]  No[X]






==============================================================================
                               HYBRID FUELS, INC.

                                  FORM 10-QSB

                   For the six months ended December 31, 2001

INDEX


Part I - Financial Information                                        Page

Item 1.  Consolidated Financial Statements

         Balance sheets as of December 31,2001 and June 30,
         2000.........................................................F-3

         Statements of operations for the three months
         and six months ended December 31, 2001 and 2000..............F-4

         Statements of cash flows for the three months
         and six months ended December 31, 2001 and 2000..............F-5

Notes to the Consolidated Financial Statements........................F-6

Item 2.   Management's Discussion and Analysis or Plan of
          Operation...................................................11

Part II - Other Information...........................................17

          Signatures..................................................17





























==============================================================================
                                      F-3

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

                                        December 31, 2001     June 30, 2001
                                              $                $
                                          (unaudited)         (audited)
                                            --------------------------
ASSETS
Current Assets

Cash                                               -                2
-------------------------------------------------------------------------
Total Assets                                       -                2
-------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                 23,391        14,807
Accrued liabilities (Note 6(d))                     900        15,000
Note payable        (Note 4)                     33,638        33,638
Shareholder loan payable (Note 6(a))            197,745       196,255
Amounts owing to a Director (Note 6(b))         186,416       152,111
------------------------------------------------------------------------
Total Current Liabilities                       442,090       411,811
------------------------------------------------------------------------
Temporary Equity (Note 7(d))                    223,000       223,000
------------------------------------------------------------------------
Stockholders' Equity (Deficit)

Common Stock (Note 7): $0.001 par value;
50,000,000 shares authorized;
21,286,353 and 21,048,600 shares
are issued and outstanding respectively          21,054        20,624

Additional Paid-in Capital                      306,713       285,842

Donated Capital - Imputed Interest
                  (Notes 5 and 6)               130,927       115,937

Deficit Accumulated During
the Development Stage                        (1,123,784)   (1,057,212)
------------------------------------------------------------------------
Total Stockholders' Deficit                    (665,090)     (634,809)
------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity         -                2
------------------------------------------------------------------------
Nature of Operations and Continuance of Business (Note 1)
Other Contingencies (Note 8)

(See Accompanying Notes to the Consolidated Financial Statements)




==============================================================================
                                      F-4
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

                        Accumulated from     Three months    Six months
                        February 26, 1960       ended          ended
                        (Date of Inception) December 31,    December 31,
                        to December 31,
                        2001                2001    2000    2001    2000
                              $               $      $       $        $
--------------------------------------------------------------------------
Revenue                       -               -      -       -        -
--------------------------------------------------------------------------
Expenses

Consulting fees              5,473             -        -    5,473     -
Advances written-off
(Note 3)                    84,951             -     14,877    -     56,953
Deposit on plant
written-off  (Note 3)      170,561             -        -      -       -
Disputed compensation
(Note 8(b))                243,463             -        -      -        -
Executive compensation
(Note 6(b))                180,000         18,000    18,000 36,000   36,000
Filing and regulatory fees   17,091           -       1,425  1,561    3,667
General and administration   59,062            80       831    113    1,071
Interest                      4,173           -         673  2,049      783
Imputed interest
        (Notes 5 and 6)     130,927         7,678    13,673 14,990   25,775
Investor relations           16,698           -       2,574    -      4,092
Professional fees           147,170           -      39,250  5,802   56,500
Rent and telephone           42,271           212     1,641    350   3,282
Research and development      8,000           -         -      -       -
Travel and promotion         13,944            23       486    234     972
--------------------------------------------------------------------------
                          1,123,784        25,993   93,430  66,572 189,095
------------------------------------------------------------------------------
Net Loss                 (1,123,784)      (25,993) (93,430)(66,572)(189,095)
------------------------------------------------------------------------------
Net Loss Per Share                           (.01)    (.01)   (.01) (.01)
------------------------------------------------------------------------------
Weighted Average Shares Outstanding 21,048,600 19,524,000 21,048,600 19,524,000
------------------------------------------------------------------------------

(See Accompanying Notes to the Consolidated Financial Statements)












==============================================================================
                                      F-5
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)
                                  Three months ended      Six Months ended
                                   December 31,           December 31,
                                   2001       2000      2001        2000
                                   $            $         $           $
------------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                         (25,993)     (43,430)   (66,572)   (189,095)
------------------------------------------------------------------------------
Non-cash items Imputed interest    7,378       13,673     14,990      25,775
------------------------------------------------------------------------------
Adjustment to reconcile net loss to cash

Accounts payable and
accrued liabilities                  -          9,598      9,485      16,632
------------------------------------------------------------------------------
Net Cash Used In
Operating Activities             (18,315)     (70,159)   42,097     (146,688)
------------------------------------------------------------------------------
Net Cash Used By
Investing Activities                 -           -          -            -
------------------------------------------------------------------------------
Cash Flows From Financing Activities

Common Stock issued                  -           -        6,300          -
Proceeds from note payable           -           -          -         33,638
Advances payable                     -         36,410       -         46,143
Amounts owing to a Director       18,310       18,807    34,305       37,615
Shareholder loans payable            -         15,007     1,490       29,357
------------------------------------------------------------------------------
Net Cash Provided
By Financing Activities           18,310       70,224    42,095      146,753
------------------------------------------------------------------------------
Net Increase (Decrease) in Cash       (5)          65        (2)          65

Cash - Beginning of Period             5          485         2          485
------------------------------------------------------------------------------
Cash - End of Period                 -            550        -           550
------------------------------------------------------------------------------
Non-Cash Financing Activities

Value of common stock issued
for settlement of debt             5,000           -     10,000           -
Value of common stock
issued for services                  -             -      5,000           -
------------------------------------------------------------------------------
Supplemental Disclosures
Interest paid in cash                -             -         -            -
Taxes paid in cash                   -             -         -            -
------------------------------------------------------------------------------
(See Accompanying Notes to the Consolidated Financial Statements)
==============================================================================
                                      F-6
Hybrid Fuels, Inc.
(A Development Stage Company)

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

On May 28, 1998, the Company acquired, by issuing 12,000,000 shares, all of the issued and outstanding shares of Hybrid Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. gained control of Polo Equities Inc., which changed its name to Hybrid Fuels, Inc. As part of the acquisition, three shareholders representing 12,000,000 previously issued shares returned their shares for cancellation. For accounting purposes the acquisition was treated as a business purchase by Hybrid Fuels, Inc. of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with it. There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger. The Company operates through these two wholly-owned subsidiaries.

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

The Company is in the early development stage. In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. Because of a deficiency in working capital and other current commitments and significant operating losses, there is substantial doubt about the ability of the Company to continue in existence unless additional working capital is obtained.
===============================================================================
                                      F-7
Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to Financial Statements (con't)

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

3.	Deposit on Plant in June 2000, the Company deposited Cnd$250,000
($170,561US), with Mega Holdings, Inc., pursuant to an option agreement to purchase a beef processing plant owned by Mega Holdings, Ltd. The Company agreed to purchase the beef processing plant facility including land, buildings and equipment for Cnd$3,000,000 which was below appraised value. The purchase agreement required an additional payment of Cnd$150,000 on June 24, 2000, the parties agreed to extend the deadline for the payment until March 15, 2001. This payment was not made and the deposit was forfeited and the option agreement terminated. Upon anticipated completion of the purchase, this beef processing plant was to be operated by Blue Mountain Packers, Ltd. (a related company). The Company intended to acquire the issued and outstanding common shares of Blue Mountain Packers, Ltd. for a nominal amount and operate it as a wholly-owned subsidiary. Blue Mountain Packers, Ltd. had recently received certification by the Canadian Food Inspection Agency of the Government of Canada, Department of Agriculture for the processing of Canadian beef. Blue Mountain Packers is a related party due to having one common director. The Company advanced $84,951 to Blue Mountain Packers for plant refurbishing. These advances bear interest at 8%. Due to the termination of the option agreement these advances are considered uncollectible and have been charged to operations.

==============================================================================
                                      F-8
Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to Financial Statements (con't)

4.	Note Payable On September 15, 2000, the Company issued a note for
Cnd$50,000 ($33,638) due and payable on or before September 15, 2001 plus 8% interest. Repayment of the note has been extended until completion of a financing. Interest at 8% totalling $4,173 has been accrued at December 31, 2001 and is included in accounts payable.

5.	Advances Payable A non-related company coordinated investor relations services for the Company and paid expenses of $69,248 on behalf of the Company and loaned the Company Cnd$78,000 ($50,220) for a total amount owing of $119,468. This debt was settled in June 2001 by the issuance of 1,000,000 restricted common shares of the Company having a fair market value of $0.119468 per share, the price negotiated between arms length parties. These advances were non-interest bearing and unsecured until the settlement date. Imputed interest, at a rate of 15% per annum, of $Nil (2001 - $13,326) was charged to operations and treated as donated capital.

6.	Related Party Transactions/Balances
(a)	Cash loans of $499,059 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totalling $64,276 on behalf of the Company. The balance of $197,745 is currently owing without interest or specific repayment terms. Imputed interest, at a rate of 15% per annum, of $7,900 (2001 - $29,041) was charged to operations and treated as donated capital.

(b)	The President who is also a Director of the Company, has paid office and related expenses from personal funds in the amount of $15,109 of which $8,693 has been reimbursed with cash. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $180,000 at December 31, 2001. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest, at a rate of 15% per annum, of $7,090 (2001 - $16,835) was charged to operations and treated as donated capital.

(c)	See Note 3 for advances to Blue Mountain Packers Ltd.

(d)	Pursuant to a directors' resolution, dated June 11, 2001, a total of
200,000 shares was issued at a fair market value of $0.05 per share, on September 19, 2001 to a director/officer of the Company to settle a $10,000 debt.

7.	Stockholders' Equity
(a) On May 28, 1998, the Company acquired, by issuing 12,000,000 shares, Hybrid Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc., gained control of Polo Equities Inc. As part of the acquisition three shareholders representing 12,000,000 previously issued shares returned their shares for cancellation. For accounting purposes the acquisition was treated as a business purchase by Hybrid Fuels USA Inc. and Hybrid Fuels (Canada) Inc. of Polo Equities, Inc. Prior to the reverse merger, historical financial statements of Hybrid Fuels USA Inc., and Hybrid Fuels (Canada) Inc., are presented. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with it.
==============================================================================
                                      F-9
Hybrid Fuels, Inc.
(A Development Stage Company)

7.	Stockholders' Equity (a)(continued)
There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger.

(b) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the then Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability it may incur in any way arising out of the cancellation of such shares and the transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totalling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that no amount is to be accrued for future liabilities associated with claims by subsequent shareholders, because, to date when these shares are delivered to a broker for possible resale the broker phones the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as the former administration has failed to provide addresses despite a number of requests.

(c)	On May 17, 2000 the Company issued 1,500,000 shares for $150,000, in accordance with the terms of a subscription agreement dated February 17, 2000. On February 17 and 18, 2000, the Company accepted two other subscription agreements and notes whereby the Company was to receive $300,000 for 3,000,000 shares. The 3,000,000 shares were issued and were then held in escrow. These shares were subsequently released from escrow to the investors to facilitate financing. The notes were to bear interest at 8% and were to be paid within 60 days or at the discretion of the President. In June 2000 the President extended the time for repayment to one week of the Company being re-listed on the Over-The-Counter Bulletin Board or other suitable exchange. When it became apparent there were going to be long delays the notes were demanded to be repaid by February 21, 2001. The notes were not paid as demanded, and the 3,000,000 shares have since been sold by the investors to innocent third parties. The investors did not and have not paid the Company for these shares, despite demands. Since these shares have been resold to innocent third parties they must be considered outstanding. When funds become available the Company intends to sue the investors for the balance due on the notes, however the Company believes the balance is uncollectible.

(d) Between October 1998 and June 1999, the previous administration sold a total of 361,120 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum that contained a number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. The current administration has concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock in lieu of a rescission offer as the Company did not and does not have the funds to repay these subscribers. Those
==============================================================================
                                      F-10
Hybrid Fuels, Inc.
(A Development Stage Company)
7.	Stockholders' Equity (d)(continued)

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

(h) On October 18, 2001, 100,000 shares where issued to pay for services valued at $0.05 per share or $5,000 and 130,000 shares were issued at $0.04846 per share, for cash of $6,300.

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











==============================================================================
Page-11-

Item 2.  Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION
This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward- looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the year ended June 30, 2001. Actual results could differ materially from the results discussed in the forward-looking statements.

The Company is a developmental stage company which has no operations and has had no income since the acquisition of the hybrid fuels technology in June 1998, nor is it likely to have any significant cash flow until after the end of its current fiscal year ending June 30, 2002. If the Company is unable to obtain funds from external sources, it is probable that it will be unable to continue to operate in the long term.

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

The Company's intended business is to sell and build farm scale plants that use a proprietary process to produce ethanol, integrated with a cattle finishing operation. Grain, corn or other feedstock is fermented. Then the resulting mash and liquid are separated and ethanol is distilled from the liquid. Left over from the ethanol production process are a high protein mash, called "distillers grain" and water, called "stillage water". These contain nutrients and are therefore used as feed and water for livestock. In addition, the fermentation process frees a higher percentage of the total food value from the feedstock and makes it more easily digested by the animals. The result is higher than average weight gains for the animals without the use of hormones. By using the distillers grain and stillage water on site the animals get the benefit of the nutrients in these byproducts. In addition, the plants do not incur the costs of drying the distillers grain and transporting it as would be necessary if it was to be used at another site. A further benefit is that no costs are incurred to dispose of the stillage water. Rather than it being something that is costly to be disposed of, it becomes a valuable feed product.

The manure and used bedding straw are cleaned up frequently, thus removing the media in which disease would otherwise grow. They are burned in a gasifier and the heat produced is used in the fermentation and distillation processes. According to the specifications provided by the gasifier manufacturer, the gasifier will generate more than enough heat energy for the fermentation and distillation of the ethanol. Management believes that there will be sufficient heat left over to operate a greenhouse, if the operator so desires.
==============================================================================
Page-12-

Item 2. Plan of Operation (continued)

The intention is to mix the ethanol with a proprietary emulsifier and diesel, to create the hybrid fuel. When this fuel was tested at The British Columbia Institute of Technology in June, 1996, in an unaltered diesel engine, it reduced opacity (black smoke emissions) by over 65% and the NOx emissions by over 22%, without any significant loss of power.

For a more detailed description of the entire process, plus sources of information and references, the reader is referred to the Company's Form 10-KSB for the year ended June 30, 2001, which was filed with the SEC on October 12, 2001 as amended.

These plants are referred to as "micro energy food facilities" or "MEFFs", because of the small amount of energy from outside sources that is necessary to operate them. Although there are no operating plants at the moment, the Company is expecting to have the first one operating in the spring of 2002, as described below. The Company intends to sell these facilities (except the column and spinner) to farm operators, preferably those who grow, or have access to, sufficient grain to supply a plant. Management believes this would be about 40,000 bushels of barley or other suitable grain for a plant which would feed 200 head of cattle on a continually rotating basis. Each plant, referred to as a MEFF, consists of a barn, a second building housing the ethanol making equipment and the gasifier to burn the waste. Hybrid plans to earn revenue from the sale and operation of these facilities in the following manner:

      1. profit on the sale of each MEFF;
      2. royalties and service fees to be paid by each operator;
      3. the lease of the column and spinner to each operator;
      4. an incentive for obtaining premium prices from the marketing of the finished animals;
      5. income from handling the sale of the fuel.

The Company expects to earn a profit and recognize revenue on the sale of each MEFF. The Company intends that the profit on the sale of each MEFF to be sufficient to cover training, construction and operating expenses for each MEFF until the MEFF begins to pay royalties.

It is intended that each operator will pay royalties for the license to use the technology. The Company believes that operators will pay a royalty for the technology because it offers them the opportunity to add value to the grain they produce by;
      1. feeding it to cattle, rather than selling it;
      2. generating higher than average weight gains in the fed cattle; and
      3. generating  revenue from the production of ethanol from the grain.

Initially the royalty is expected to be $2500US per month starting when each MEFF begins operation. The Company may offer incentives in the form of reduced royalties to the first operators who make early commitments to purchase plants.

In addition, the Company anticipates that it will charge each operator a service fee to cover the Company's costs of regular visits for ongoing training, service, technical support, and quality control. These fees are expected to be in the $150 to $250 US per month range.

The column and spinner, which are the most vital parts of the technology, will
==============================================================================
Page-13-

Item 2. Plan of Operation (continued)

not be sold. The Company intends to lease these to the operators in order to maintain more control over these devices to protect the secrecy of their design and operation. These leases are expected to create a source of revenue for the Company.

The Company anticipates entering into an agreement with its operators to pay the Company an incentive for obtaining premium prices for the sale of the beef. We anticipate this will be in the form of a percentage of any premium realized.

The Dalum test trials demonstrated the quality of the beef produced by this process. As a result, Cargill Foods, which purchased the first lot of heifers at the highest price of the day, verbally offered to pay a premium of $0.10 per pound for all of the beef that could be produced by this process. They also offered to pick up subsequent lots at the plant, which would eliminate the freight and auction costs. The Company sees no reason why the beef produced by the process will not be as good as the beef produced at Dalum, which the Company should be able to market at premium prices. (For more details on the quality of the beef from the results of the operation of the Dalum plant, see the Company's form 10 KSB for June 30, 2001, as amended.)

The Company has investigated a number of possible sources of premium prices, including markets in the Far East and Europe, high-end restaurants, cruise ships and specialty meat markets that sell organic and hormone free meat. As a result of making these contacts, the Company believes that it will be able to generate premium prices from the sale of the beef and earn revenue from doing so. However, it must be noted that as a result of the Dalum plant being shut down, we do not have any agreements in place that would guarantee premium prices for the beef and we are unlikely to be able to make any such agreements until we have one or more plants producing the hormone free beef.

Another possible source of revenue, is the marketing of the Hybrid fuel. The Company intends to act as the marketing arm for the sale of both the beef and the fuel. The plan is to have the Company control both the fuel and the beef to free each operator of the necessity of marketing his own production and ensure greater quantities to market in order to ensure supplies to customers.

The fuel is made by "de-naturing" the ethanol with the addition of about 1% or 2% of diesel in the distillation column so that no pure ethanol is detectable or accessible in the MEFF. This mixture is then stored on site in an appropriate tank, to be picked up like bulk milk and transported to a mixing facility to be further mixed into the appropriate ratio. The Company plans to generate revenue by purchasing the fuel mixture from the individual operators in order to accumulate sufficient quantities to guarantee supplies to end users. The intention is to purchase the fuel at a discount from wholesale value, to cover the costs of transport, mixing and selling the end product to end users and distributors after mixing is completed.

The Company has a phased plan to handle the fuel. In the beginning, with the small quantities from the first plant, the plan is to mix locally and use the fuel for testing and evaluation by local users. If the first plant is built in Oyama, two local firms, Oyama Forest Products Ltd., and Mark Tarasewich Trucking, have verbally agreed to evaluate the fuel made by the first plant as soon as we produce it. First quantities for evaluation are expected to be supplied to the evaluators at no charge. Then, as the evaluation continues, the sale of the ethanol is expected to generate $1.00 to $1.40 per gallon. The
==============================================================================
Page-14-

Item 2. Plan of Operation (continued)

price is expected to start low and gradually increase over time as the evaluation progresses. As we have not yet begun construction of that plant, we have not yet agreed on benchmarks for the price or the price increases, as those will be determined to some extent by the price of diesel at the time the evaluation is being done. Handling and mixing costs are expected to be minimal, in the range of 5 to 7 cents per gallon. The emulsifier is expected to cost about the same as the diesel.

After the first plant is operating, the next MEFFs will be built where we can economically deliver the fuel mixture to an end user or to commercial mixing facilities that can handle the production from the MEFFs on a contract basis. At present, there is very strong interest from companies like Husky Oil and Federated Co-op as there is a shortage and various private groups and government agencies are pressing for greater production of ethanol to replace fossil fuels, create cleaner burning fuels and create economic growth in the agriculture sector. While the Company has had very preliminary discussions with several companies to sell them the chemical mixture from all the MEFFs, it is unlikely that we will be able to make a deal until we can estimate a delivery date, which we will not be able to do until the first plant is operating and we are ready to build more plants. That is unlikely to happen until after the Company year end June 30, 2002.

In a year or two, when we have a larger number of plants operating and producing sufficient quantities, the Company plans to sell the mixed fuel to end users and diesel fuel distributors encompassing all industries. How quickly that happens will depend on how quickly we can construct enough MEFFs to be able to meet supply commitments economically. Each MEFF is expected to produce 72,000 imperial gallons (87,600 US or 325,000 liters) per year. The total quantity of the hybrid fuel is 10 times the amount of ethanol. According to Queen Anne Co-op, one of their service stations would sell about as much fuel annually as the production from one MEFF mixed into the fuel. In the 12 months after the first MEFF begins production, we estimate that we will be able to complete between 10 and 15 more MEFFs, which would make it possible to supply that many locations. Ultimately, as quantities increase, the Company may consider building and operating its own mixing facilities, if that becomes economically feasible.

The positive thing about handling the hybrid fuel is that it can be used in an unaltered diesel engine. Thus, it can be used economically where it is available and no modifications or changes need be made to engines to switch back to regular diesel fuel when the hybrid fuel is not available.

Some potential users may be concerned about using this product. Ethanol-diesel mixes are presently being evaluated by Archer Daniels Midland, The Chicago Transit Authority and The University of Illinois. Their reports either are or are expected to be available on The University of Illinois website. In addition, the City of Winnipeg Transit Authority and Husky Oil are conducting an evaluation of an ethanol-diesel mix to see how it performs in very cold weather. The Company plans to provide end users with access to all of these and subsequent evaluation reports in order to help alleviate potential users concerns about the safety and performance of the fuel.

With this confluence of factors operating in our favor, users looking for less expensive fuels that burn cleaner and regulators working to decrease engine emissions, the Company believes it will be able to develop adequate markets for
==============================================================================
Page-15-

Item 2. Plan of Operation (continued)

the hybrid fuel as the quantities produced increase. It should also be noted that since we are building small production units, the pace of building can be increased or decreased to closely match market development for both the fuel and the beef.

The lack of long term, adequate financing continues to be of great concern to management. The Company will require additional capital in the near future in order for it to develop operating activities and to continue as a going concern in the long term. Because the Company is a developmental stage company, it is unlikely to be able to borrow money from banks and other traditional financial institutions. Until such time as the Company sells and constructs MEFFs and recognizes revenue, the Company is likely to continue to experience a cash shortage. For the remainder of this fiscal year, management anticipates spending most of its energies on complying with public reporting requirements and raising the money to construct the first MEFF, which we consider to be the first "building block" in the development of operating activities.

In April 2001, the Company, in a series of letters, agreed to enter into negotiations to sell a license to use the technology in a specified territory. The discussions with the proposed licensee have continued as the proposed licensee has proceeded with organizational activities seeking to raise money to pay the deposit and to construct the first plant in their proposed territory. In mid-November, 2001, the Company suggested the proposed arrangement restructured into an agreement to develop the specified territory in a joint venture with the proposed licensee. This would require the proposed licensee to make a smaller payment to Hybrid plus provide sufficient funds to build the first plant in their territory. The Company would contribute the technology and the supervise the building of the plant as it's contribution to the joint venture. Such an arrangement may make it easier for them to raise money as it would provide security for the funds and cash flow from the operation of the plant. The initial payment to Hybrid would be sufficient to allow construction to begin on the first MEFF and to pay Hybrid's operating costs for the next 12 months. The proposed licensee is presently reviewing the contemplated agreement.

Management is convinced that an environmentally friendly project such as ours, which produces cleaner beef, cleaner burning fuel and cleaner less pollution is a sound basis for a successful business. We also believe that building and operating the first MEFF is essential to create cash flow and to demonstrate to potential operators that the technology works as advertised. This is seen as the necessary first step in the development of operating activities.

To date, the Company has received applications from more than fifty farmers who are interested in acquiring MEFFs. However, the prospective operators want to see a plant in operation before they commit themselves and so do the people who will approve the financing for the construction of MEFFs.

The Company has found a suitable location for its first MEFF, which is expected to be located in Oyama, near Kelowna, B.C., Canada. This first MEFF was to be built by an outside contractor who was to arrange all of the financing, complete the construction and deliver an operational plant to our operating subsidiary, Hybrid Fuels (Canada) Inc., to be used as a demonstration and training facility. Neither we nor Hybrid (Canada) were to have any liability for the MEFF until it was operational. It was to be turned over and leased to Hybrid (Canada) as a fully completed, operational plant. Our only obligation up
==============================================================================
Page-16-

Item 2. Plan of Operation (continued)

to that time is expected to be supervision of the construction.

The intention is to arrange for a leasing company to pay out the contractor in full and then lease the operational facility to Hybrid (Canada). The cash flow from the sale of the beef and the fuel is projected to be more than adequate to cover the lease payments, labor for two employees, and all operating costs.

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

We have also approached Farm Credit Corporation (FCC), a Canadian Federal government sponsored lending agency, which has recently approved a program to provide leasing to farmers for the acquisition or upgrading of buildings and equipment. At this time, the owner of land on which we would like to build the first MEFF is in the process of making an application to FCC to obtain approval for lease financing to construct the first MEFF. As a result of slow-downs that are showing up throughout the economy, there seems to be a willingness to assist in furthering this new process which could contribute greatly to farm income. It is likely to take another month or so to complete the "due diligence" process with FCC.

The institution that finances the construction of each MEFF is expected to be given security on the plant in return for the financing. No financing has been committed as at the date of this report. The loss for the present quarter is $25,993 compared to $93,430 for the comparable quarter last year. The loss for the same quarter last year was higher largely due to advances written off, which is not likely to reoccur, plus higher imputed interest and professional fees. The loss for this quarter is made up of $18,000, which is salary for the President which is deferred, plus interest which is accrued and imputed interest, all of which do not represent a cash outlay. All of these non-cash items total $25,678. Other items requiring cash include accounting and office expenses. The working capital deficiency was made up from cash from a major shareholder or the President.

Liquidity requirements for the next 12 months are expected to be about $500 per month for a total of $6000 for general office, administrative and travel expenses. Accounting and audit expenses are expected to be about $7000. If no revenue is generated from the sale of an interest in a joint venture or from operating activities, as discussed above, the Company may need to sell additional shares of its common stock to pay these operating expenses for the next 12 months. In the meantime, it is anticipated that a major shareholder or the President will continue to fund the Company's working capital deficiency for the foreseeable future, however no assurances can be given. Operating expenses will be kept to a minimum until revenue is generated.





==============================================================================
Page-17-

PART II	Other Information

Item 2.   	RECENT  SALES  OF  UNREGISTERED  SECURITIES.

     		Date, title and amount of securities sold

     		Date            Title                   Amount
     		----            -----                   ------
            October 18, 2001   Common Stock            130,000 shares
            October 18, 2001   Common Stock            100,000 shares

1.The 130,000 shares issued October 18, 2001, were issued for $6300 cash paid to the Company on July 31, 2001.

2.The 100,000 shares issued October 18, 2001, were issued for services valued at $5000 rendered to the Company to June 1, 2001. The Company relied upon
Section 4(2) of the Securities Act of 1933 to effect the issuance of all shares. All shares were issued in isolated private transactions to accredited investors, not involving any public solicitation or offering, with no underwriters involved.


Item 6.	Exhibits and Reports on Form 8K

	(a) Exhibits
        Exhibit No. 3.1* - Articles of Incorporation
                    3.2* - Bylaws
                    4.1~ - Specimen Stock Certificate

*Incorporated by reference from the registrant's Form 10-SB filed with the Commission on February 4, 2000.

~ Incorporated by reference from the registrant's Form 10-KSB filed for the period ended June 30, 2000 and filed with the Commission on June 12, 2001. Exhibits

(b) Reports on Form 8-K    None

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 26, 2002
HYBRID FUELS, INC.
	By: /s/  John Morrison.
                 Chief Financial Officer.









==============================================================================