Form 10KSB/A
period 2000-06-30
HYBRID FUELS INC
filed 2002-03-11
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                              ___________________

                                FORM 10-KSB/A/3

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For The Fiscal Year Ended June 30, 2000

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For The Transition Period from _______ to_______ ________

                        Commission File Number  0-29351

                               HYBRID FUELS, INC.
                             ---------------------
          (Name of small business issuer as specified in its charter)

              NEVADA                                   88-0384399
       -------------------------------          ------------------------
    (State of incorporation)               (IRS Employer Identification No.)

           #214-2791 HWY 97 N, KELOWNA B.C.,                 V1X 4J8
   -----------------------------------------              --------------
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


==============================================================================
Page-2-





                              TABLE OF CONTENTS

PART I...........................................................Page 3

 Item 1.   DESCRIPTION OF BUSINESS...............................Page 3

 Item 2.   DESCRIPTION OF PROPERTY...............................Page 9

 Item 3.   LEGAL PROCEEDINGS.....................................Page 9

 Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...Page 9


PART II .........................................................Page 9

 Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS...........................Page 9
 Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.....................................Page 12

 Item 7.   FINANCIAL STATEMENTS..................................Page 18

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

 Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS...............................................Page 30

 Item 10.  EXECUTIVE  COMPENSATION...............................Page 31

 Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.................................Page 32

 Item 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS....Page 32


 Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K...................................................Page 32













===============================================================================
Page-3-

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

In 1998, a new plant was constructed near Cardston, Alberta. Before that plant could begin operating, the farmer sold the land and removed the buildings and equipment. Although the plant never operated, much was learned from the construction. That information has been used to refine the design which is expected to reduce construction costs and improve operating efficiency. A plant will consist of a barn in which the cattle are kept and a second building housing the gasifier and the ethanol making equipment. The manure and used bedding would be pushed into an auger that would take the waste material to the gasifier to be burned. The ethanol making equipment consists of feedstock handling and preparation tanks, fermentation tanks, water tanks, separation columns, necessary pumps and tanks to hold the hybrid fuel.




===============================================================================
Page-4-

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

The ethanol making process begins with treating the feedstock with an un-patented proprietary process, that is only commercially available as a part of whole Hybrid process. Certain commercially available enzymes which are expected to cost the operator less than $50 per month are used in the process. The process is carried out in the feedstock preparation tanks which are part of the whole plant. This process upgrades the feed value of the feedstock by breaking down some of the internal barriers to digestibility. The feedstock is then fermented and the resulting "beer" is distilled to make the ethanol. Making the "beer" removes some of the sugars and carbohydrates and further improves the digestibility of the feedstock, leaving a very high protein mash, called distillers grain, and liquid, called stillage water. Both are fed to the cattle which eliminates the cost of drying the grain and transporting it to the animals. The ethanol is mixed with a small amount of emulsifier and diesel in the vaporization column to "de-nature" it, so there is no pure ethanol accessible in the plant.

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




===============================================================================
Page-5-

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

Each MEFF is designed to run in a balanced state, producing 200 Imperial (240
US) gallons of ethanol and enough food for 200 cattle per day. The cattle are started between 600 and 1000 pounds and finished to about 1150 to 1400 pounds.

The synergy and balance between the various components of the process yields significant benefits for the whole. Every effort is made to use every resource as beneficially as possible with the view to reducing pollution and generating the greatest economic benefits from all resources.

The hybrid fuel is an extra revenue source at very low cost to the operator and is considerably more effective in reducing particulate and nitrogen oxide emissions from diesel than any other diesel mixture of which the Company is aware. For example, a diesel/water mix tested by Elf Acquitane and retired MIT Professor, Keith Johnson, reduces particulate emissions by 45% and NOx by 15%, compared to the results of Hybrid's mixture which reduced those emissions by over 65% and 22% respectively. In addition to reducing pollution this hybrid fuel could possibly extend our known reserves of fossil fuels.

The Company intends to purchase the resulting chemical mixture from each plant, and transport it to mixing plants for further mixing of the hybrid fuel. The plan is to then sell the hybrid fuel to end users and distributors.

The data regarding the beef referred to in this report and the Form 10SB is extrapolated from the actual results of test trials at the Dalem facility in 1994. When the plant was closed, most of the records were destroyed or lost. In the one test trial we have a record of, kill date September 23, 1994, 123 head of heifers that were very poor range stock, produced finished animals which averaged excellent weight gains of 3.94 pounds per day, without the use of hormones, steroids or antibiotics. The extraordinarily high packout grade was 62% AAA, 34% AA and 4% A. Conversion rate from live weight to carcass was 2% above the industry average. There was no death loss, no liver damage and none were condemned. This first lot brought the highest price of the day at auction and the processing results were so good that the purchaser offered a premium of $0.10 per pound FOB the plant for all animals that could be produced using this process. The other trials demonstrated similar results and the Company therefore sees no reason why operators could not achieve as good results if the system is followed, or better results if good beef cattle are used.

Weight gains of just under four pounds per day are a significant increase over the average for the industry, according to the statistics published by the Illinois FBFM Association. Their statistics show industry average weight gain is 3.5 pounds per day, with the use of hormones, steroids and antibiotics.
===============================================================================
Page-6-

In direct discussions with feedlot operators, the Company has been told that they are happy if they average three pounds per day and most feed and/or implant hormones, steroids and antibiotics in order to achieve those gains and prevent animals from dying.

EMPLOYEES

Since his appointment on June 28, 1999, Clay Larson has been the President, Secretary, the only Director and only employee of the Company. He is entitled to a salary of $6000.00 per month which is deferred until the Company has money to pay him. The Company does not have a written employment contract with Mr. Larson. The Company does not intend to hire any other employees for the immediate future. For the short term, until resources permit, the majority of services will be supplied by paid consultants, contractors or commissioned salespeople.

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











===============================================================================
Page-7-

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


===============================================================================
Page-8-

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

The Hybrid Fuel Market.

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

The Food Market.

The production of beef, pork, poultry and dairy products has become focused on giant facilities. In these "factories", antibiotics are used to prevent the animals from becoming sick, growth hormones are implanted or fed to force weight gains and toxic chemicals are used to kill flies and to protect the animals from other pests that might interfere with productivity.

When consumers eat the end product, they ingest the antibiotics, hormones and toxic substances which remain in the meat. More and more consumers are becoming concerned about the adverse effects on their immune systems of this constant barrage of chemicals, antibiotics and growth hormones. Research has shown direct links between the increasing incidence of a number of diseases such as
===============================================================================
Page-9-

cancer and respiratory diseases to the consumption of meat, dairy products and other foods which contain antibiotics, hormones and toxic chemicals.

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





===============================================================================
Page-10-

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

3. The September 10, 1998 issuance was for cash of $3,600.00 upon which no commissions were paid. The November 24, 1998 issuance was for cash of $10,000.00 upon which no commissions were paid. These shares were issued by
===============================================================================
Page-11-

3.(con't) the former President. It is believed that they were sold to accredited investors, however the Company has no documentary evidence of that.

4. The March 23, 1999 issuance is contested by the Company as the Shares were issued without consideration. The Director passed a resolution and the transfer agent cancelled the shares.

5. The shares issued September 7, 1999, October 8, 1999, January 3, 2000, February 7, 2000, March 17, 2000, and June 29, 2000 were all made in consideration of shareholders not exercising their right of rescission arising from an Offering Memorandum issued by the previous Board of Directors that contained information that the present Director assessed as inaccurate and requiring a rescission offer. As the Company had no funds to complete a rescission, the Company offered restricted stock in lieu of such an offer, and these individuals accepted that offer. The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the issuance of all shares. All shares were issued in an isolated private transaction to "sophisticated" investors, not involving any public solicitation or offering, with no underwriters involved.

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




==============================================================================
Page-12-


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

===============================================================================
Page-13-

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

There appears to be a strong, lucrative market for hormone free beef in Europe. The packing plant meets EU specifications and CFIA has advised us they can see no reason why we would not receive the appropriate certification.




===============================================================================
Page-14-

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

===============================================================================
Page-15-

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


===============================================================================
Page-16-

RESEARCH AND DEVELOPMENT (con't)

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

Trend towards significantly increased gas prices. Within North America, there is a trend towards significantly increased gas prices, which the majority of commentators seem to believe will continue. One of the responses to this trend has been the announcement by President Clinton of research programs to triple the use of ethanol during the next ten years. The Company believes that this initiative creates a more favorable climate for the expansion of the Company's business.
===============================================================================
Page-17-

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













===============================================================================
Page-18-



Item 7.  FINANCIAL STATEMENTS

Hybrid Fuels Inc.

Index to Consolidated Financial Statements


Report of Independent Auditors.......................................F-1
Consolidated Balance Sheets..........................................F-2
Consolidated Statements of Operations................................F-3
Consolidated Statements of Cash Flows................................F-4
Consolidated Statements of Stockholders' Equity......................F-5
Notes to Consolidated Financial Statements...........................F-6-F-11










































==============================================================================
                                      F-1

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

We previously reported on the consolidated financial statements of Hybrid Fuels, Inc. for the years ended June 30, 1999 and 2000 in our audit report dated April 17, 2001. We expressed a qualified opinion with respect to the inability to audit certain unauthorized payments to former directors. We subsequently examined additional documentation to satisfy ourselves that these payments to former directors were in fact unauthorized and unsupported. The Company discusses these unauthorized payments in Note 7(b) to the consolidated financial statements. Certain other adjustments came to light during our subsequent review of the additional information. As discussed in Note 9 to these financial statements certain income statement items have been restated. We therefore reissue this audit report dated September 21, 2001.

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

MANNING ELLIOTT
CHARTERED ACCOUNTANTS
Vancouver, Canada
September 21,2001
==============================================================================
                                      F-2
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

                                            (Restated------See Note 9)
                                            June 30,       June 30,
                                              2000           1999
                                                $              $
------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                            485            -
------------------------------------------------------------------------------
Total Assets                                    485            -
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                              3,111            -
Advances payable (Note 4)                    42,013            -
Shareholder loan payable (Note 5(a))        163,748          139,410
Amounts owing to a Director (Note 5(b))      74,432            -
------------------------------------------------------------------------------
                                            283,304          139,410
------------------------------------------------------------------------------
Temporary Equity (Note 6(d))                223,000          223,000
------------------------------------------------------------------------------
Stockholders' Equity (Deficit)

Common Stock (Note 6): $0.001 par value;
50,000,000 shares authorized 19,523,600
and 16,923,600 shares are issued and
outstanding respectively                     19,524           16,924
------------------------------------------------------------------------------
Additional Paid-in Capital                  162,474           15,074
------------------------------------------------------------------------------
Donated Capital - Imputed Interest
(Notes 4 and 5)                              56,735           26,000
------------------------------------------------------------------------------
Deficit Accumulated During
the Development Stage                      (744,552)        (420,408)
------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)       (505,819)        (362,410)
------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity      485            -
------------------------------------------------------------------------------
Nature of Operations and Continuance of Business (Note 1)
Contingency - Disputed Compensation (Note 7)

(See Accompanying Notes to the Consolidated Financial Statements)







==============================================================================
                                      F-3
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations



                              (Restated-------------------------See Note 9)
                              Accumulated from
                              February 26,1960         Years ended
                              (Date of Inception)   June 30,    June 30,
                              to June 30, 2000       2000         1999
                                     $                $             $
------------------------------------------------------------------------------
Revenue                              -                -             -

Expenses
------------------------------------------------------------------------------
Deposit on plant written-off
(Note 3)                           170,561          170,561         -
Other compensation (Note 7(b))     243,463            -          187,706
Executive compensation (Note 5(b))  72,000           72,000         -
Filing and regulatory fees          10,438            5,438         -
General and administration          55,976            3,045       23,090
Imputed interest (Notes 4 and 5)    56,735           30,735       26,000
Investor relations                  12,606           12,606         -
Professional fees                   68,949           22,008       39,482
Rent and telephone                  35,223            6,535       25,151
Research and development             8,000            -            3,000
Travel and promotion                10,601            1,216        3,948
------------------------------------------------------------------------------
                                   744,552          324,144      308,377
------------------------------------------------------------------------------
Net Loss                          (744,552)        (324,144)    (308,377)
------------------------------------------------------------------------------
Net Loss Per Share                                     (.02)        (.02)
------------------------------------------------------------------------------
Weighted Average Shares Outstanding              14,609,000   15,015,000
------------------------------------------------------------------------------

(See Accompanying Notes to the Consolidated Financial Statements)


















==============================================================================
                                      F-4
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
                                   (Restated-----------------------See Note 9)
                                   Accumulated from
                                   February 26, 1960       Years ended
                                   (Date of Inception)
                                   to June 30,           June 30,   June 30,
                                        2000              2000        1999
                                         $                  $           $
------------------------------------------------------------------------------
Cash Flows To Operating Activities
Net loss                                  (744,552)      (324,144) (308,377)
------------------------------------------------------------------------------
Non-cash items Shares issued for services   12,000           -         -
Other adjustment                              (502)          -         -
Imputed interest                            56,735         30,735    26,000
Deposit on plant written-off               170,561        170,561      -
------------------------------------------------------------------------------
Adjustment to reconcile net loss to cash
Accounts payable and accrued liabilities     3,112          3,111      -
------------------------------------------------------------------------------
Net Cash Used In Operating Activities     (502,646)      (119,737) (282,377)
------------------------------------------------------------------------------
Cash Flows To Investing Activities
Deposit on plant                          (170,561)      (170,561)     -
------------------------------------------------------------------------------
Net Cash Used By Investing Activities     (170,561)      (170,561)     -
------------------------------------------------------------------------------
Cash Flows From Financing Activities
Advances payable                            42,013         42,013      -
Amounts owing to a Director                 74,432         74,432      -
Shareholder loans payable                  163,747         24,338   (11,200)
Temporary equity and redeemable shares     223,000           -      223,000
Issuance of common stock                   170,500        150,000    13,600
------------------------------------------------------------------------------
Net Cash Provided By Financing Activities  673,692        290,783   225,400
------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                485            485   (56,977)
------------------------------------------------------------------------------
Cash - Beginning of Period                    -              -       56,977
------------------------------------------------------------------------------
Cash - End of Period                           485            485      -
------------------------------------------------------------------------------
Non-Cash Financing Activities
A total of 12,000,000 common shares were
issued for services in 1993                 12,000           -         -
------------------------------------------------------------------------------
Supplemental Disclosures

Interest paid in cash                         -              -         -
Taxes paid in cash                            -              -         -
------------------------------------------------------------------------------

(See Accompanying Notes to the Consolidated Financial Statements)



==============================================================================
                                      F-5
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
                                                        Deficit Accumulated
                                                        During the
                     # of           Additional Donated  Development
                     Shares                             Stage
                     Issued   Par   Paid-in
                     and
                 Outstanding Value  Capital    Capital               Total
                               $       $          $        $          $
Cumulative from February 16,1960 (Date of Inception)to June 30, 1997
                  15,000,000  15,000   3,398       -     (18,398)       -
------------------------------------------------------------------------------
Shares returned to treasury for cancellation (Note 6(a))
                 (12,000,000)(12,000) 12,000      -         -           -
------------------------------------------------------------------------------
Shares issued to effect a reverse merger (Note 6(a))
                  12,000,000  12,000 (12,000)     -         -          -
------------------------------------------------------------------------------
Net loss for the year -          -       -        -     (93,633)    (93,633)
------------------------------------------------------------------------------
Balance at June 30, 1998
                  15,000,000  15,000   3,398      -    (112,031)    (93,633)
------------------------------------------------------------------------------
Issuance of 1,900,000 shares (Note 6(b))
                   1,900,000   1,900  (1,900)     -         -          -
------------------------------------------------------------------------------
Issuance of shares for cash
                      23,600      24  13,576      -         -        13,600
------------------------------------------------------------------------------
Imputed Interest (Note 5)-        -      -      26,000      -        26,000
------------------------------------------------------------------------------
Net loss for the year (Restated - See Note 9)          (308,377)    (308,377)
------------------------------------------------------------------------------
Balance at June 30, 1999
                  16,923,600  16,924  15,074    26,000 (420,408)    (362,410)
------------------------------------------------------------------------------
Cancellation of shares previously issued (Note 6(b))
                  (1,900,000) (1,900)  1,900      -         -          -
------------------------------------------------------------------------------
Issuance of shares for no consideration (Note 6(c))
                   3,000,000   3,000  (3,000)     -         -          -
------------------------------------------------------------------------------
Issuance of shares pursuant to a subscription agreement (Note 6(c))
                   1,500,000   1,500 148,500      -        -         150,000
------------------------------------------------------------------------------
Imputed Interest
(Notes 4 and 5)      -          -     -       30,735       -          30,735
------------------------------------------------------------------------------
Net loss for the year (Restated - See Note 9)            (324,144)  (324,144)
Balance at June 30, 2000
                  19,523,600  19,524 162,474  56,735     (744,552)  (505,819)
As at June 30, 2000 an additional 79,820 shares were issued but not outstanding as these shares were issued with rescission rights attached (Note 6(d)). As at June 30, 2000 a total of 3,000,000 of the 19,523,600 shares issued were not outstanding until fiscal 2001 (Note 6(c)).
(See Accompanying Notes to the Consolidated Financial Statements)
=============================================================================
                                      F-6

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

On May 28, 1998, the Company acquired, by issuing 12,000,000 shares, Hybrid Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. gained control of Polo Equities Inc. which changed its name to Hybrid Fuels, Inc. All historical financial statements are those of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. As part of the acquisition, three shareholders representing 12,000,000 previously issued shares returned their shares for cancellation. For accounting purposes the acquisition was treated as a reverse merger business purchase of Polo Equities Inc. by Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with it. There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger. The Company operates through these two wholly-owned subsidiaries.

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


=============================================================================
                                      F-7

1. Nature of Operations and Continuance of Business (con't)

The Company will need to rely on the forbearance of some creditors and related parties have agreed to continue to fund working capital as needed. The Company has entered into discussions with third parties to directly finance a facility in which the Company will then commence with its business plan.

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


3. Deposit on Plant
The Company deposited Cnd$250,000 ($170,561), with Mega Holdings, Inc., pursuant to an option agreement to purchase a beef processing plant owned by Mega Holdings, Ltd. The Company agreed to purchase the beef processing plant facility including land, buildings and equipment for Cnd$3,000,000 which was below appraised value. The purchase agreement required an additional payment of Cnd$150,000 on June 24, 2000, the parties agreed to extend the deadline for the payment until March 15, 2001. This payment was not made and the deposit was forfeited and the option agreement terminated. Upon anticipated completion of the purchase, this beef processing plant was to be operated by Blue Mountain Packers, Ltd. (a related company). The Company intended to acquire the issued and outstanding common shares of Blue Mountain Packers, Ltd. for a nominal amount and operate it as a wholly-owned subsidiary. Blue Mountain Packers, Ltd. had recently received certification by the Canadian Food Inspection Agency of the Government of Canada, Department of Agriculture for the processing of Canadian beef. Blue Mountain Packers is a related party due to having one common director. Subsequent to June 30, 2000 the Company advanced $84,951 to Blue Mountain Packers for plant refurbishing. These advances bear interest at 8%. Due to the termination of the option agreement these advances are considered uncollectible and have been charged to operations.

==============================================================================
                                      F-8
4. Advances Payable
A non-related company coordinated investor relations services for the Company and paid expenses of $42,013 on behalf of the Company. Subsequent to June 30, 2000 this company paid additional expenses of $27,235 and loaned the Company Cnd$78,000 ($50,220) for a total amount owing of $119,468 as at June 30, 2001. This debt was settled on June 29, 2001 by the issuance of 1,000,000 restricted common shares of the Company. These advances were non-interest bearing and unsecured until the settlement date. Imputed interest of $2,965, calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

5. Related Party Transactions/Balances

(a) Cash loans of $498,402 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totalling $31,937 on behalf of the Company. The balance of $163,748 is currently owing without interest or specific repayment terms. Imputed interest of $20,800 (1999 - $26,000), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

(b) The President who is also a Director of the Company, has paid office and related expenses from personal funds in the amount of $2,432. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $72,000 at June 30, 2000. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $6,970, calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

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

(b) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability it may incur in any way arising out of the cancellation of such shares and the transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totalling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the

==============================================================================
                                      F-9
6. Stockholders' Equity (b)(con't)
individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by subsequent shareholders. To date when these shares are delivered to a broker for possible resale the broker phones the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as the former administration has failed to provide addresses despite a number of requests.

(c) On May 17, 2000 the Company issued 1,500,000 shares for $150,000 cash pursuant to a subscription agreement dated February 17, 2000.

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

(d) Between October 1998 and June 1999, the previous administration sold a total of 351,053 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. The current administration has concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. As at June 30, 2000 79,820 shares were issued and subsequently a further 152,933 shares were issued for a total subscription price of $158,000. The remaining subscribers, who paid $65,000 for 113,200 shares, have not responded to the offer. Shares issued will not be considered outstanding and received subscriptions are recorded as temporary equity until rescission rights have been revoked.

(e) See Note 4 for 1,000,000 restricted common shares issued to a non- related company to settle debt of $119,468.





==============================================================================
                                      F-10
7. Legal Issues
Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action as follows:

(a) See Note 6(b) for contingencies relating to improperly issued shares that were later cancelled.

(b) Unauthorized and/or unsupported payments in the amount of $243,463 were made from Company funds by past officers of the Company during the period May, 1998 to June, 1999. The Company has requested a full accounting from the past president. All amounts that were unauthorized by the board of directors or amounts that are not properly documented with invoices and receipts have been accounted for as other compensation. At such time as Company resources permit, the Company will seek legal advice to determine whether or not it is possible to recover all such disputed and unauthorized amounts from the previous administration.

(c) See Note 6(d) for temporary equity and related rescission rights for subscribers of 351,053 shares of the Company.

8. Subsequent Events

(a) A further $32,507 was received from the major shareholder.

(b) See Note 3 for forfeiture of the deposit on plant and advances to Blue Mountain Packers.

(c) See Note 4 for further advances from a non-related company and issuance of 1,000,000 restricted common shares to settle debt of $119,468.

(d) On September 15, 2000, the Company issued a note for Cnd$50,000 ($33,638) due and payable on or before September 15, 2001 plus 8% interest. Repayment of the note has been extended until completion of a financing.

(e) On June 29, 2001, 100,000 restricted common shares, valued at $5,000, were issued to a non-related consultants for plant refurbishing work to March 15, 2001.

(f) On September 19, 2001, 200,000 restricted common shares valued at $10,000 were issued to a director and officer of the company for professional services rendered.
















==============================================================================
                                      F-11
9. Restatements
The Company has restated its financial statements for the years ended June 30, 1999 and June 30, 2000. The nature of the restatements and the effect on net income and earnings per share are as follows:

                                                    2000         1999
                                                      $            $
------------------------------------------------------------------------------
Net loss for the year as previously reported      (80,835)     (271,513)
------------------------------------------------------------------------------
Corrections effecting net income:

(a) Inclusion of imputed interest at a rate of 15% per annum on non-interest
bearing loans                                     (30,735)      (26,000)

(b) Deposit on plant written-off                 (170,561)         -

(c) Recognition of a liability owing to a non-related company for expenses paid
on behalf of the Company                          (42,013)         -

(d) Recognition of expenses owing to a related party for expenses paid on
behalf of the Company                                -          (10,864)

Net loss for the year as restated                (324,144)     (308,377)
------------------------------------------------------------------------------

                                                    2000         1999
                                                      $            $
------------------------------------------------------------------------------
Loss per share as previously reported                (.01)         (.02)
------------------------------------------------------------------------------
Loss per share on restatements                       (.01)         -
------------------------------------------------------------------------------
Loss per share as restated                           (.02)         (.02)
------------------------------------------------------------------------------
In addition to the restatements noted above certain other financial statement note disclosures were provided to improve the overall presentation of the Company's financial statements.




















==============================================================================-
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



                         SUMMARY COMPENSATION TABLE
               Annual compensation                  Long term compensation
-------------------------------------------------------------------------------
                             Other   Restricted Securities   LTIP    All
                             Annual  stock      underlying  payouts  other
Name &    Year Salary Bonus  Compen- awards     options/SARs  ($)    Compen-
Principal        ($)   ($)   sation   ($)          ($)        (#)    sation
Position
-------------------------------------------------------------------------------
Clay Larson 2000 72,000 -0-   -0-     -0-          -0-        -0-    -0-
President,  1999 36,000 -0-   -0-     -0-          -0-        -0-    -0-
Secretary, Treasurer
-------------------------------------------------------------------------------
Iris McCammon1999 -0-   -0-   -0-     -0-          -0-        -0- 112,935.91(1)
President    1998 -0-   -0-   -0-     -0-          -0-        -0- 41,267.91(1)
-------------------------------------------------------------------------------
Ronald Bothers 1999-0-  -0-   -0-     -0-          -0-        -0-    -0-
Secretary    1998  -0-  -0-   -0-     -0-          -0-        -0-    -0-
Treasurer
-------------------------------------------------------------------------------
Justeene    1997   -0-  -0-   -0-     -0-          -0-        -0-    -0-
Blankenship
President
-------------------------------------------------------------------------------
Danni Uyeda 1997   -0-  -0-   -0-     -0-          -0-        -0-    -0-
Secretary
-------------------------------------------------------------------------------
Shane Duffin 1997  -0-  -0-   -0-     -0-          -0-        -0-    -0-
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

(b) Reports on Form 8-K
    None

(c) Exhibit No.
            3.1 Articles of Incorporation (1)
            3.2 Bylaws (1)
            4.1 Specimen stock certificate.
            21 List of Subsidiaries.

      (1) Incorporated by reference from the Company's Form 10SB filed with the SEC on February 7, 2000.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this statement to be signed on its behalf, by the undersigned; thereunto duly authorized.

Hybrid Fuels, Inc.

Date: June 11, 2001.
  By: /S/ Clay Larson
          Clay Larson
          President and Sole Director























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












































------------------------------------------------------------------------------
Exhibit 21

List of Subsidiaries

Hybrid Fuels USA Inc.,
Hybrid Fuels (Canada) Inc.