Form 10QSB/A
period 2001-03-31
HYBRID FUELS INC
filed 2002-03-11
CIK 1104200

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ________________

                                FORM 10-QSB/A/2

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                  Yes        []        No  [X]

The number of shares outstanding of the registrant's common stock as of November 5, 2001 was 20,853,600.

The number of shares issued of the registrant's common stock as of November 5, 2001 was 21,286,353.

Transitional Small Business Disclosure Format (Check one): Yes []  No [X]







==============================================================================

                               HYBRID FUELS, INC.

                                  FORM 10-QSB

                      For the quarter ended March 31, 2001

INDEX


Part I - Financial Information

      Item 1.  Financial Statements                             Page

      Consolidated Balance Sheets as of March 31, 2001...........F-3

      Statements of operations for
      the quarters and the nine months
      ended March 31, 2001 and 2000..............................F-4

      Statements of cash flows for the
      nine months ended March 31, 2001 and 2000..................F-5

      Notes to Financial Statements..............................F-6

      Item 2.   Management's Discussion and
                Analysis or Plan of Operation....................12


Part II - Other Information

      Item 5.   Other Information................................16

      Item 6.   Exhibits and Reports on Form 8-K.................16

























==============================================================================
                                      F-3


Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets


                                        (Restated -        (Restated -
                                        See Note 9)        See Note 9 )
                                         March 31,          June 30,
                                           2001              2000
                                            $                  $
                                        (unaudited)         (audited)
------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                           15                485
Total Assets                                   15                485
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                            9,872              3,111
Accrued liabilities (Note 6(d))            14,000                -
Advances payable (Note 5)                 119,356             42,013
Note payable (Note 5)                      33,638                -
Shareholder loan payable (Note 6(a))      195,751            163,748
Amounts owing to a Director (Note 6(b))   130,326             74,432

Total Current Liabilities                 502,943            283,304
------------------------------------------------------------------------------
Temporary Equity (Note 7(d))              223,000            223,000
------------------------------------------------------------------------------
Stockholders' Deficit
Common Stock (Note 7): $0.001 par value;
50,000,000 shares authorized 19,523,600,
shares are issued and outstanding          19,524             19,524
------------------------------------------------------------------------------
Additional Paid-in Capital                162,474            162,474
------------------------------------------------------------------------------
Donated Capital - Imputed Interest
(Notes 5 and 6)                            98,817             56,735
------------------------------------------------------------------------------
Deficit Accumulated During
the Development Stage                  (1,006,743)          (744,552)
------------------------------------------------------------------------------
Total Stockholders' Deficit              (725,928)          (505,819)
------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Deficit                          15                485
------------------------------------------------------------------------------

Nature of Operations and Continuance of Business (Note 1)
Contingencies (Note 8)
(See Accompanying Notes to the Consolidated Financial Statements)


==============================================================================
                                      F-4
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

                                            Three months       Nine Months
                                                Ended             Ended
                       Accumulated from     March 31,          March 31,
                       February 26, 1960
                       (Date of Inception (Restated------------- See Note 9)
                       to March 31, 2001     2001    2000    2001    2000
                              $                $       $       $       $
------------------------------------------------------------------------------
Revenue                       -                -       -       -       -

General and Administrative Expenses
------------------------------------------------------------------------------
Advances to Blue Mountain Packers
Ltd. written-off (Note 4)     84,951        27,999     -    84,951     -
Deposit on plant written-off
(Note 3)                     170,561           -       -       -       -
Other compensation
(Note 8(b))                  243,463           -       -       -       -
Executive compensation
(Note 6(b))                  126,000        18,000  18,000  54,000  54,000
Filing and regulatory fees    14,246           141     -     3,808   1,915
General and administration    57,345           298     765   1,369   1,719
Imputed interest
(Notes 5 and 6)               98,817        16,307   8,192  42,082  21,436
Interest                       1,456           673     -     1,456     -
Investor relations            16,698           -     6,188   4,092   9,669
Professional fees            133,174         7,725     127  64,225  13,381
Rent and telephone            40,304         1,798   1,913   5,080   4,621
Research and development       8,000           -       -       -        -
Travel and promotion          11,728           155      95   1,128     285
------------------------------------------------------------------------------
                           1,006,743        73,096  35,280 262,191 107,026
------------------------------------------------------------------------------
Net Loss                  (1,006,743)      (73,096)(35,280)(262,191)(107,026)
------------------------------------------------------------------------------
Net Loss Per Share                           (.01)  (.01)    (.01)   (.01)
------------------------------------------------------------------------------
Weighted Average
Shares Outstanding            -    19,457,000 19,100,000 19,457,000 15,609,000
------------------------------------------------------------------------------

(See Accompanying Notes to the Consolidated Financial Statements)











==============================================================================
                                      F-5
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

                                                      Nine Months
                                                         Ended
                                                       March 31,
                                                  (Restated - See Note 9)
                                                    2001        2000
                                                     $           $
------------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                                         (262,191)    (107,026)
------------------------------------------------------------------------------
Non-cash items
Imputed interest                                   42,082        21,436
Advances written-off                               84,952          -
------------------------------------------------------------------------------
Adjustment to reconcile net loss to cash
Accounts payable and accrued liabilities           20,761          -
------------------------------------------------------------------------------
Net Cash Used In Operating Activities            (114,396)      (85,590)
------------------------------------------------------------------------------
Cash Flows To Investing Activities

Advances to Blue Mountain Packers Ltd.            (84,952)         -
------------------------------------------------------------------------------
Net Cash Used By Investing Activities             (84,952)         -
------------------------------------------------------------------------------
Cash Flows From Financing Activities
Advances payable                                   77,343        27,967
Amounts owing to a Director                        55,894        55,823
Shareholder loans payable                          32,003         1,800
Proceeds from note payable                         33,638          -
------------------------------------------------------------------------------
Net Cash Provided By Financing Activities         198,878        85,590
------------------------------------------------------------------------------
Net Decrease in Cash                                 (470)         -
------------------------------------------------------------------------------
Cash - Beginning of Period                            485          -
------------------------------------------------------------------------------
Cash - End of Period                                   15          -
------------------------------------------------------------------------------
Non-Cash Financing Activities                         -            -
------------------------------------------------------------------------------
Supplemental Disclosures
Interest paid in cash                                 -            -
Taxes paid in cash                                    -            -
------------------------------------------------------------------------------

(See Accompanying Notes to the Consolidated Financial Statements)





==============================================================================
                                      F-6

1. Nature of Operations and Continuance of Business.

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

On May 29, 1998 the Company changed its name to Hybrid Fuels, Inc., herein "the Company". On June 10, 1998 the Company began trading on the OTC Bulletin Board under the symbol "HRID" and in December, 1999 was moved to the "Pink Sheets". From May 1998 to June 1999 the Company operated out of an office in California which was set up for investor relations and to raise additional capital. This office was shut down in June and the new President and directors are operating out of Kelowna, BC, Canada and Calgary, AB, Canada.

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


==============================================================================
                                      F-7
1. Nature of Operations and Continuance of Business.(con't)

The Company will need to rely on the forbearance of some creditors and related parties have agreed to continue to fund working capital as needed. The Company has entered into discussions with third parties to directly finance a facility in which the Company will then commence with its business plan.


2. Summary of Significant Accounting Policies
   (a)Consolidated Financial Statements
   These consolidated financial statements represent the consolidation of the Company and its two subsidiaries Hybrid Fuels, U.S.A., Inc, and Hybrid Fuels (Canada) Inc.

   (b)Cash and Cash Equivalents
   The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

   (c)Use of Estimates
   The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

   (d)Accounting for Stock-Based Compensation
   SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted be recognized as compensation expense based on fair values at the date of grant. Alternatively, a company may account for stock awards granted under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock- based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense. Stock based compensation for non-employees are accounted for using SFAS No. 123.

   (e)Interim Financial Statements
   These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3. Deposit on Plant
The Company deposited Cnd$250,000 ($170,561), with Mega Holdings, Inc., pursuant to an option agreement to purchase a beef processing plant owned by Mega Holdings, Ltd. The Company agreed to purchase the beef processing plant facility including land, buildings and equipment for Cnd$3,000,000 which was below appraised value. The purchase agreement required an additional payment of Cnd$150,000 on June 24, 2000, the parties agreed to extend the deadline for the payment until March 15, 2001. This payment was not made and the deposit was forfeited and the option agreement terminated. Upon anticipated completion of the purchase, this beef processing plant was to be operated by Blue Mountain Packers, Ltd. (a related company). The Company intended to acquire the issued and outstanding common shares of Blue Mountain Packers, Ltd. for a nominal

==============================================================================
                                      F-8
3. Deposit on Plant (con't)
amount and operate it as a wholly-owned subsidiary. Blue Mountain Packers, Ltd. had recently received certification by the Canadian Food Inspection Agency of the Government of Canada, Department of Agriculture for the processing of Canadian beef. Blue Mountain Packers is a related party due to having one common director. The Company advanced $84,951 to Blue Mountain Packers for plant refurbishing. These advances bear interest at 8%. Due to the termination of the option agreement these advances are considered uncollectible and have been charged to operations.

4. Note Payable
On September 15, 2000, the Company issued a note for Cnd$50,000 ($33,638) due and payable on or before September 15, 2001 plus 8% interest. Repayment of the note has been extended until completion of a financing. Interest of $2,129 has been accrued at June 30, 2001 and included in the accounts payable.

5. Advances Payable
A non-related company co-ordinated investor relations services for the Company and paid expenses of $69,248 on behalf of the Company and loaned the Company Cnd$78,000 ($50,220) for a total amount owing of $119,468. This debt was settled on June 29, 2001 by the issuance of 1,000,000 restricted common shares of the Company. These advances were non-interest bearing and unsecured until the settlement date. Imputed interest of $8,856 (2000 - $1,654) ), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

6. Related Party Transactions/Balances
   (a) Cash loans of $499,059 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totalling $62,786 on behalf of the Company. The balance of $196,255 is owing without interest or specific repayment terms. Imputed interest of $21,691 (2000 - $15,600) ), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

   (b) The President who is also a Director of the Company, has paid office and related expenses from personal funds in the amount of $10,626 of which $6,300 has been reimbursed with cash. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $126,000 at March 31, 2001. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $11,535 (2000 - $4,182), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

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

==============================================================================
                                      F-9

7.Stockholders' Equity (a)(continued)
   There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger.

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

  (d) Between October 1998 and June 1999, the previous administration sold a total of 351,053 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. The current administration has concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Those who opted to receive restricted stock were also given an
==============================================================================
                                      F-10
7. Stockholders' Equity (d)(continued)
undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. To date, 23 subscribers, have, pursuant to this offer received 237,853 shares, representing $158,000. These shares are issued but not considered outstanding. The remaining 11 subscribers, who paid $65,000 for 113,200 shares, have not responded to the offer. These subscriptions are recorded as temporary equity until rescission rights have been revoked.

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

  (c) See Note 7(d) for temporary equity and related rescission rights for subscribers of 351,053 shares of the Company.

9. Restatements
   The Company has restated its financial statements for the period ended March 31, 2001 and March 31, 2000. The nature of the restatements and the effect on net income and earnings per share are as follows:

                                 Three Months Ended     Nine Months Ended
                                      March 31,             March 31,
                                 2001        2000       2001        2000
                                  $           $           $           $
------------------------------------------------------------------------------
Net loss for the year as previously reported
                              (257,529)   (18,000)    (332,306)   (62,835)
Corrections effecting net income:
(a) Inclusion of imputed interest at a rate of 15% per annum on non-interest
bearing loans                  (16,307)    (8,192)     (42,082)   (21,436)
(b) Deposit on plant written-off in a prior period
                               170,561       -         170,561        -
(c) Advances to Blue Mountain Packers written off
                                32,608       -         (24,344)       -
(d) Recognition of a liability owing to a non-related company for expenses paid
on behalf of the Company        (2,429)    (9,088)     (34,020)   (22,755)
Net loss for the year as restated
                               (73,096)   (35,280)    (262,191)  (107,026)
Loss per share as previously reported
                                  (.02)       -           (.02)      (.01)
Loss per share on restatements     .01        -             -          -
Loss per share as restated        (.01)       -           (.02)      (.01)
==============================================================================
                                      F-11
9. Restatements (con't)
In addition to the restatements noted above certain other financial statement note disclosures were provided to improve the overall presentation of the Company's financial statements.

10. Subsequent Events
    (a)	On September 19, 2001 a total of 200,000 shares were issued to a director/officer of the Company to settle $10,000 owing as at June 30, 2001.

    (b)	See Note 5 for 1,000,000 restricted common shares issued to a non-related company to settle debt of $119,468.

    (c) A total of 100,000 restricted common shares, valued at $5,000, were issued to the plant manager of Blue Mountain Packers Ltd. for plant refurbishing work to March 15, 2001.










































==============================================================================
Page-12-

Item 2. Management's Discussion and Analysis or Plan of Operation

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward- looking statements that involve risks and uncertainties. You should not place undue reliance on forward- looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the year ended June 30, 2000. Actual results could differ materially from the results discussed in the forward-looking statements.

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

==============================================================================
Page-13-

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

Relying on written commitments of equity financing from investors, the Company made the deposit on the packing plant just prior to the end of last fiscal year. For financing reasons, a new company, Blue Mountain Packers LTD., was incorporated. This company was intended to be the operating company and it did
==============================================================================
Page-14-

Item 2. Management's Discussion and Analysis or Plan of Operation (con't)

the work to get the plant operating. It was further intended that Hybrid would acquire all of the shares of Blue Mountain Packers LTD., for a nominal amount and operate it as a wholly owned subsidiary. Hybrid borrowed money and advanced it to Blue Mountain to pay start-up costs.

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

At the beginning of the quarter, the Company was the holder and payee of two outstanding promissory notes from two investors for shares that had been issued pursuant to an Offering under Rule 504. At their request, the makers of the notes were granted several extensions of time to pay and the shares were delivered to the Investors to facilitate the raising of money. On February 6, 2001, the Company demanded payment of those notes by February 21, 2001. The notes were not paid as demanded, and the shares have not been returned. It is unlikely that the Company will be able to collect the balance that is due on
==============================================================================
Page-15-

Item 2. Management's Discussion and Analysis or Plan of Operation (con't)

the promissory notes and that legal proceedings will need to be commenced to recover the shares. At this time, the Company does not have the financial resources to retain attorneys to commence those legal proceedings. The money owing pursuant to the promissory notes is disclosed as a reduction of shareholders equity in the financial statements.

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

The Company has found a suitable location for its first MEFF, which will be located near Kelowna, B.C., Canada. The Company will own this first MEFF and use it as a demonstration and training facility. The Company is presently negotiating with a private source to obtain the necessary financing to construct this first MEFF and expects to have funding committed and construction started in late May or early June 2001. The lender will be given security on the plant in return for the loan.
==============================================================================
Page-16-

Item 2. Management's Discussion and Analysis or Plan of Operation (con't)

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

The Company will lease parts of the technology to the operators on a permanent basis to protect the secrecy of the most vital pieces of the technology. The Company will earn a profit and recognize revenue on the sale of each plant. The Company will also receive a royalty, which is initially expected to be $2500US per month which will begin when each MEFF begins operation. The profit on the sale of each plant will be sufficient to cover all of the operating expenses the Company will incur until revenues are received from royalties.

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


(b) Reports on Form 8-K. None.

==============================================================================

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYBRID FUELS, INC.

Date
March 5, 2002 		/s/ John Morrison

By: John Morrison, CFO