Form 10KSB/A
period 2001-06-30
HYBRID FUELS INC
filed 2002-03-11
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                (Amendment # 3)

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

The number of shares issued of the registrant's common stock as of October 5, 2001 is 20,623,600

The number of shares outstanding of the registrant's common stock as of October 5, 2001 is 21,056,353

Amount of revenue for most recent fiscal year   $0.00

DOCUMENTS INCORPORATED BY REFERENCE The Articles of Incorporation, Bylaws specimen stock certificate and filed Forms 8-K are incorporated by reference in Part III, Item 13.
==============================================================================
Page-2-


TABLE OF CONTENTS

PART I...........................................................Page 3

 Item 1.   DESCRIPTION OF BUSINESS...............................Page 3

 Item 2.   DESCRIPTION OF PROPERTY...............................Page 18

 Item 3.   LEGAL PROCEEDINGS.....................................Page 19


PART II .........................................................Page 20

 Item 5.   MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS................Page 20

 Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.....................................Page 21

 Item 7.   FINANCIAL STATEMENTS..................................Page 28

 Item 8.   CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS..........Page 39


PART III ........................................................Page 39

 Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
           AND CONTROL PERSONS...................................Page 39

 Item 10.  EXECUTIVE  COMPENSATION...............................Page 41

 Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.................................Page 42

 Item 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS....Page 42


 Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K...............................Page 43

















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

(a) BUSINESS DEVELOPMENT

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

The Company was originally incorporated in the state of Florida on February 16, 1960 as Fiberglass Industries Corporation of America. On September 3, 1966, the Company changed its name to Rocket-Atlas Corp. It changed its name again on December 1, 1966 to Rocket Industries, Inc. On January 28, 1994, the Company changed its name to Polo Investment Corp. of Missouri, Inc., and on October 7, 1995 the name changed to Medical Advanced Systems, Inc. Then, on June 3, 1993, the Company changed its name to Polo Equities, Inc., and increased its authorized capital to 50,000,000 shares with a par value of $0.001. In May 1998, the Company changed its domicile to Nevada and changed to its current name, Hybrid Fuels, Inc., on June 10, 1998.

In May of 1998, the Company recalled 12,000,000 shares held by 3 individuals:
Justeen Blankenship, Shane Duffin, and Danni Uyeda, 4M shares each. So far as the Company is aware, no consideration was paid to those three individuals in return for the cancellation of the shares. Then, in a stock for stock exchange, the Company issued 12,000,000 shares to Donald Craig to acquire all of the issued and outstanding shares of Hybrid Fuels, U.S.A., Inc. and 330420 B.C. Ltd., (which subsequently changed its name to Hybrid Fuels (Canada) Inc.) At the time of the acquisition, Donald Craig held all of the issued and outstanding shares of Hybrid Fuels, U.S.A., Inc., and Hybrid Fuels (Canada) Inc., as Trustee for a group of individuals and companies that had contributed to the development of the Hybrid technology. At the time of the acquisition, Hybrid Fuels (Canada) Inc., owned the rights to the technology, with the result that, as a part of the acquisition, the Company

==============================================================================
Page-4-

(a) BUSINESS DEVELOPMENT (con't)
acquired control over the technology necessary for the Company's intended operations.

Prior to the acquisition of Hybrid Fuels, U.S.A., Inc. and Hybrid Fuels (Canada) Inc., the Company had no significant operations and was seeking a business opportunity.

(b) BUSINESS OF THE ISSUER

Hybrid Fuels intended business is to sell integrated farm scale facilities that combine ethanol production with a beef finishing operation. This integration is achieved through certain procedures, process improvements and mechanical devices the company has discovered or developed. The Company also expects to act as the marketing agent for the hybrid fuel and the finished animals to control quality and present a unified marketing presence as a way of generating better returns from the sale of the products.

SOME CONCERNS ABOUT PRESENT FINISHING METHODS

The Company believes beef cattle do not do well using what may be referred to as "factory farming methods". In "Diet For A New America", John Robbins describes how, in most conventional beef feedlots, antibiotics are fed to the animals daily to prevent them from becoming sick. In addition, growth hormones are implanted or fed to increase weight gains and toxic chemicals are used to kill flies and to protect the animals from parasites that might interfere with weight gains. He also reviewed the evidence pointing to growing health concerns that seem to be the result of those substances remaining in the meat, and being ingested when consumers eat the end product.

Further, according to a report by noted security analyst, Edward Luttwalk, recently published in the February 12, 2001 edition of the Toronto Globe and Mail, factory farming involves the crowding, of thousands of animals, into an area about the size of a city block. The report states, "to put it plainly, nearly all beef cattle in North America and Europe survive in a chronic state of low level sickness with the use of large amounts of antibiotics. Because they are cheap and induce water retention that increases weight, antibiotics are just the thing for feedlot operators whose animals could not survive a week without them." Luttwalk goes on to say, "At a time when old diseases such a tuberculosis are reappearing, along with bacteria strains that have become highly resistant to antibiotics, their use in mass quantities by cattle raisers is a real problem. Until recently, it was thought that humans couldn't absorb antibiotics from cooked meat, but research prompted by bovine spongiform encephalopathy (BSE) has disproved all that "These findings are further supported by recent research at the University of Illinois, according to a Canadian Press report. This research has documented the transfer of antibiotic resistant genes from large-scale hog facilities to surrounding water and soil. These scientists are reported to have concluded that this is evidence to tie antibiotic resistance in humans to widespread use of antibiotics in the livestock industry. Rustam Aminov, one of the scientists, is reported to have said, "Its' not an unreasonable conclusion with 75% of all the antibiotics in the US finding their way into meat and poultry."

Typical beef operations produce manure and bedding which are expensive to dispose of and cause tremendous groundwater contamination. See the cover story from Macleans Online for June 12, 2000, which says in part, about the dangers of factory farms: "The monstrous size of these profitable operations
==============================================================================
Page-5-

SOME CONCERNS ABOUT PRESENT FINISHING METHODS (con't)

has raised troubling questions about water quality and threats to public health from coast to coast. Manure from factory farms often contains a variety of heavy metals, lake-choking nutrients and deadly pathogens such as e coli 0157." This article says, in describing the resulting groundwater pollution problem in great detail: "In the US, the EPA estimates that agricultural runoff from animal factories and traditional farms is the leading source of water pollution in that country." The article then quotes Les Klapatiuk, who runs a firm specializing in water treatment, that there isn't a single government in Canada with adequate legislation to deal with these volumes of animal waste. The article says: "The leakage from lagoons is incredible, and when you spread millions of gallons of waste on a field it just runs into the surface water. If a city or oil company operated in this way, they would be shut down."

These concerns and others about:
1. declining farm income and the number of family farms;
2. declining fossil fuel reserves;
3. increasing ground water contamination from animal finishing operations;
4. the increase in antibiotic resistant "super bugs" as a result of over- use of antibiotics; and
5. threats of global warming from use of fossil fuels; led the development of this "farm integration" plan.

This business is intended to be proactive in reducing air pollution and conserving fossil fuels, reducing ground pollution through the destruction of animal waste, producing cleaner food, and perhaps reducing some of the cause behind the spread of auto-immune diseases. At the same time, it is intended to create a new source of income for farmers.

SOME HISTORY

The technology was developed over more than a decade. Pilot testing of the first proprietary developments relating to fermentation techniques and distillation procedures of ethanol were carried out in Kelowna, B. C., Canada in the early 1990's. After initial tests, a confinement type barn and adjoining buildings were leased at Dalum, Alberta in 1994 for full- scale testing. These facilities were utilized for animal feed test trials, fermentation testing, and other associated full-scale research and testing on all aspects of the system for a period of two and a half-years. The Company does not have written records of the test results, as those records were lost when that plant was shut down. However, those test results persuaded us to begin commercialization of the process.

The hybrid fuels technology was acquired by the Company in a reverse takeover in June 1998 as described above, and a plant that was intended to be the first commercial plant was constructed near Cardston, Alberta. Improvements to the technology installed in that plant included an innovative separation column that added a Company developed, vegetable based emulsifier and diesel fuel at the point of condensation of the ethanol vapor.

Before the plant near Cardston could begin operating, the farmer sold the land and improperly removed the buildings and equipment. Although the plant never operated, much was learned from the construction. That information has been used to refine the design which is expected to reduce construction costs and improve operating efficiency. As a consequence of the Cardston plant being dismantled, there are no prototypes in existence at this time.
==============================================================================
Page-6-

THE PROPOSED FACILITIES

he proposed plants are planned to consist of a barn in which the cattle are kept, a second building housing the ethanol making equipment and the gasifier, which will be set up next to the barn and ethanol plant. The ethanol making equipment consists of feedstock handling and preparation tanks, water tanks, fermentation tank, separation columns, a spin dryer, necessary pumps and the tanks to hold the ethanol. It is expected to cost about $500,000 CDN ($350,000 US) for all anticipated development costs and to complete construction of a plant (including the barn, the ethanol making plant, the gasifier and all related equipment) and to provide working capital to operate it until it begins to generate cash flow. This does not include the cost of the cattle or the consumables such as grain, bedding, water, etc.

In the Company's intended facilities, approximately 200 animals are kept in a warm, dry and clean barn during the finishing process of approximately 100 to 120 days. The farm operator supplies the feedstock, which is to be used first to make the ethanol and then to feed the animals. The operator is to supply the cattle, straw or other bedding, electricity, diesel, emulsifier and about 2500 gallons of water per day. These barns have been designed to raise beef cattle under controlled atmospheric conditions. The buildings are prefabricated metal, insulated sufficiently to keep them warm in cold weather and cool in warm weather. Each barn is to be divided into eight pens, 20 feet by 30 feet, 1 of which is empty and 7 of which have animals in them. This means that there will be approximately 29 animals per pen, depending on the size of the animals.

These barns are intended to include air to air heat exchangers that, in cold weather, exchange the warm, heavily moisture-laden barn air with fresh outside air, that is heated and dried as it passes through a heat exchanger. Del Air Systems, Humbolt, Saskatchewan, manufacture the heat exchanger equipment we plan to use. Their calculations estimate heat losses from the barn at a total of 404,052 BTU per hour with gain from animal heat production of 407,078 BTU per hour at -17 Degrees F outside temperature. At this outside temperature, the inside building temperature should remain around 50 Degrees F. Management believes that these heat exchangers will keep the barn warm and dry in winter and that simple "swamp type" coolers common to the greenhouse industry will be adequate to provide summer cooling.

The barns are to be equipped with Ultra Violet (UV) type fly control units - Johnson Wax Co. Model 200A or 601T that are designed to control flies under the worst conditions, according to the manufacturer. The Company believes that regular removal and burning of the waste will also help to control flies and other parasites and thus eliminate the need for toxic chemicals to control those pests.

Cattle being finished generally average about 12 pounds of manure and urine each day, containing about 80% moisture. (See Saskatchewan Agriculture 1988, ISBN 0-88656-475-1) Moisture content in the waste is controlled by spreading bedding, in the form of chopped straw, wood shavings, or sawdust (depending on price and availability) into the pens to soak up moisture from the manure and urine. The amount of bedding is adjusted so that one weeks accumulation of manure and urine in the bedding will generate waste with moisture content of approximately 45%, which is ideal for the gasifier, according to the manufacturer.


==============================================================================
Page-7-

THE PROPOSED FACILITIES (con't)

Each day the empty pen is cleaned and new bedding is placed in the clean pen. Then the animals from the next occupied pen are moved into the newly cleaned pen. When the manure and used bedding is removed, it is shoveled into a central waste removal system which carries it into a gasifier/burner to be transformed into heat.

This commercially available gasifier unit is rated by its manufacturer at 900,000 BTU per hour and daily waste removal from one pen is estimated by the company to yield +/- 6.5MM BTU. Estimated energy need for distillation and cooking totals +/- 4MM BTU leaving a surplus for other uses, including a greenhouse if desired. This gasifier has five burning stages and, according to the manufacturer, is expected to burn waste such as manure and bedding virtually free of emissions and residual waste to cause pollution.

The plants are designed to run in a balanced state, producing 200 Imperial (240
US) gallons of ethanol per day. The amount of feedstock that is necessary to make 200 gallons of ethanol results in the production of enough distillers grains to supply enough food for 200 cattle.

The cattle are expected to be started between 600 and 1000 pounds and finished to about 1100 to 1400 pounds. Not all of the cattle are brought in to the barn at the same time and so are at various weights and stages of finishing; the lighter ones eat less and the heavier ones eat more, generating an average that achieves a balance that management believes will average out over the whole operation.

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

According to the publication "Advances in Biochemical Engineering - Alcohol Production and Recovery" by Maiorella, Wilke, and Blanch, of Lawrence Berkley Laboratory and Department of Chemical Engineering, University of California, Berkley, CA 94720: "Distillation until now has been considered to be very inefficient - utilizing as much energy as is produced in the alcohol product."
==============================================================================
Page-8-

GENERAL ETHANOL INFORMATION (con't)

The Peoria, IL pilot plant built by the US Department of Agriculture illustrates that energy consumed for distillation is only 30% of the product energy. The commercial Peoria plant indicates a more favorable energy balance in the range of 2:1. Management believes that a ratio of around 4:1 is probably fairly representative of newly built ethanol making facilities.

Aside from the capital costs of the plant, the two major costs of ethanol production are the feedstocks and the input energy for production. For ethanol to be accepted as a fuel extender, it must be available in a practical price range. By using the grain for the dual purpose of making ethanol and feeding cattle, the process creates the ethanol at very little cost and also generates another stream of income, thereby making the operation more economical. Also, by using the heat from burning the waste as an energy source for the fermentation and distillation processes, the Company believes it will significantly reduce the input energy cost. Because of the small amount of energy from outside sources required to operate these plants, we have called them Micro Energy Food Facilities or MEFFs for short.

HYBRID FUELS ETHANOL PRODUCTION

The Hybrid Fuels process starts with the feedstock grain being soaked in water overnight, crushed and then heated to prepare it for fermentation. An enzyme reaction is then started, using commercially available enzymes. The entire fermentation process is carried out in the feedstock preparation tanks, which are part of the ethanol plant. A proprietary, trade secret process is then used to promote rapid fermentation. This process, which is not patented, will be protected by non-disclosure agreements that each operator will be required to sign. The total cost of all the enzymes and other fermentation additives are expected to cost the operator about $500.00 per month.

At the completion of fermentation, the "beer" is drained off for distillation and the solids mash is passed through a centrifugal type separator or "spinner", which dries these "distiller grains" to a satisfactory moisture level appropriate for feeding, and they are then conveyed to the animal feed troughs.

Distillation of the ethanol from the "beer" is the next step in the process. The Company uses a proprietary separation column that is inexpensively produced and has no moving parts. The beer from the fermentation is run through this column and heat from the gasifier is used to separate, or "distill", the ethanol from the stillage water. This ethanol, containing approximately five percent (5%) water, is hydrous. To produce anhydrous (dry) ethanol, either molecular sieves or azeotropic distillation equipment is required. This equipment, and the energy costs associated with operating it are expensive, and are not necessary for the Hybrid Fuels process, because we use the ethanol wet.

The combination of the proprietary fermentation process and the distillation column, results in completion of the whole process in about 12 to 15 hours. In most typical distillation operations, the process takes around 60 hours. See "Biomass Energy Monograph" published by Texas Engineering Station, Texas A & M University System, page 121, or "Saccharification and Fermentation of Barley", by Drs. M.Wayman, R.S.Parekh, O.Trass, and E.Gondolfi, Dept of Chemical Engineering, University of Toronto, Canada.


==============================================================================
Page-9-

HYBRID FUELS ETHANOL PRODUCTION (con't)

The distillers grains that are left over from the ethanol making process have a low moisture content around 5% and are fed as wet distillers grains (WDGs). In more typical ethanol producing plants, these WDGs are dried so that they can be transported without becoming mouldy. The energy and other costs of drying the WDGs to make dry distillers grains, (DDGs) and then transporting them elsewhere are eliminated in the hybrid process by using the wet distillers grains onsite. Using such "co-products" onsite are important in reducing costs and improving the economics of the operations.

At the completion of distillation, the de-alcoholized liquid (called stillage water) is recovered and stored for delivery to appropriate feed containers for the animals in the barn. According to the research described below under the heading "Feeding Wet Distillers Grains and Stillage Water", the feeding of stillage water to cattle promotes weight gains. In addition, feeding the distillers grains and stillage water to the animals in the adjacent barn is very important because it uses another co-product on-site, eliminates transport and drying costs and addresses the challenge of stillage disposal. The Biomass Energy Monograph by Edward Hiler and Bill Strout of Texas A. & M. University, states: "If the nation were to replace 10 percent of its gasoline consumption with ethanol, the liquid stillage from ethanol fuel production would constitute a biochemical oxygen demand (BOD) load equivalent to all its domestic sewage. Therefore, expensive water pollution controls must be major goals of the emerging fuel-alcohol industry." These "expensive water pollution controls" are not necessary in our process, as the stillage becomes a valuable animal feed supplement, not a by-product destined for disposal.

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

The Company believes the results mentioned in the last paragraph, related to feeding wet distillers grains, are born out in the results of Cargill's kill record dated September 23, 1994, for 123 heifers from the Dalum facility. The kill record is a record of the number of animals processed, and the weight and grade of the carcass. In addition, we have the Slaughter Sale Summary for these animals dated September 13, 1994 which shows the price paid for the animals and their average weight, along with the information for all of the other animals sold at that auction on that day. Those documents show that these animals brought the highest price of the day at that auction and by comparing the average weight at auction to the carcass weight from the kill record, we can calculate the average live weight to carcass ratio.

These animals, that were fed wet distillers grain at the Dalum facility, had a packout grade of 62% AAA, 34% AA and 4% A. This categorization represents a meat grading system which helps the consumer distinguish the quality of the meat. AAA represents a superior grade of meat based on a variety of factors including the amount of back fat, the color of the fat, the marbling of fat in
==============================================================================
Page-10-
FEEDING WET DISTILLERS GRAINS AND STILLAGE WATER(con't) the meat, and the size of the rib eye. AA is a lower level of these factors, A is less desirable still, and B is less desirable than A.

Processors, like Cargill, and consumers, pay higher prices for the superior grades because they are generally more tender and taste better.

The packout grade for these 123 animals was higher than average in the AAA category according to statistics published by The Canadian Cattleman's Association. Their figures typically show industry average of about 48% AAA, 48% AA and 4% A. From those same records, the conversion rate from live weight to carcass was 60%, meaning there was more edible meat per carcass, and therefore also less waste, than the industry average of 57 to 58%, according to the Canadian Cattleman's Association. Both these figures mean higher returns to those who raised the animals because they represent more meat at higher grades which means higher prices.

The same kill report showed there was no death loss, no liver damage and none were condemned. Industry average for death loss and rejected animals is about 1% according to the Canadian Cattleman's Association. Because of these processing results, Cargill offered a premium of $0.10 per pound FOB the plant for all animals that could be produced using this process, which eliminates trucking and auction costs. The Company sees no reason why operators should not be able to achieve similar results using this system, or better results if good beef cattle are used.

HORMONE FREE BEEF

There are a growing number of stores that are offering hormone free beef. For example, Laura's Lean Beef is now available in 3000 grocery stores in 33 states in the US, according to their website, www.laurasleanbeef.com. Consumers generally pay higher prices for this beef, and the cattle raiser receives a higher price per pound as well. The Company wishes to have its operators use the process to raise hormone free beef for this market, partly because of these higher prices.

In order to access the hormone free beef market, the Company intends to require that when the operators bring animals in for finishing they be certified hormone free in accordance with an existing certification protocol. This program requires that calves be registered and ear-tagging records be kept of the ancestry, ranch of origin and every inoculation, injection and implant. The Company anticipates accessing such animals in order to assure our operators of receiving the type and quality of beef we require. Company policy will also require compliance with the hormone-free protocol and that antibiotics not be used generally on the animals, although use on an ill animal as prescribed by a vet will be allowed.

The operator selection process will seek to ensure that prospective operators are in favor of producing hormone free animals. In addition, random drug tests are anticipated to detect any use of hormones and those who violate this policy may be subject to penalties. It is also expected to be in the operators best interests to market hormone and antibiotic free beef as it commands higher prices. Hormones are generally used to reduce the cost of weight gains. The Company believes that feeding the wet distillers grains and stillage water will result in lower cost weight gains without resorting to hormones. The Company intends to seek out markets for these animals as a way of generating higher returns for the operators, which is also expected to generate an incentive revenue for the Company.
===========================================================================
Page-11-

MISCELLANEOUS NEW TECHNOLOGIES
During the period between the loss of the Cardston-area facility and the present time, the Company has developed a simple to operate, hydroponics-growing system that will be tested for internal housing purposes in the cattle-feeding barn. This technology has the potential to produce daily rations of fresh feed grasses for the cattle regardless of outside weather conditions. Based on current experimental growth results, the Company believes each system will yield about 1.5 tons of fresh, green barley grass per day. Assuming this sustained yield volume, a feed ration of 15 pounds per day per animal can be maintained.

Analyses of the green feed performed by Norwest Labs of Lethbridge, Alberta in May, 2001, indicates that with a barley grass feed ration of fifteen (15) pounds per day for each animal, the company could eliminate the use of feeding hay. When fed along with brewer's mash and stillage water, the

Company believes this green feed will increase daily weight gains in the cattle. The Company also has a feed enrichment process that has been described in reports previously filed with the SEC. As the green grass from this system is expected to be more beneficial to the cattle at less cost than the feed enrichment process, that process will no longer be included in each plant. The equipment to produce this green feed is expected to cost around $15,000 and to fit into the barn so that feeding the green grass is relatively easy.

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

In June of 1996, the Company contracted with The British Columbia Institute of Technology (BCIT) to test the hybrid fuel for a fee. The tests were conducted using a 1994 Dodge diesel truck with 215,717 kilometers (134,176 miles) on the odometer. The truck was first tested using regular diesel, then run on the hybrid fuel for 2 days and re-tested. The tests of this fuel showed opacity (black smoke) readings reduced by 65.5% and NOx emissions by 22.2%. These test indicated that this fuel is more effective in reducing particulate and nitrogen oxide emissions from diesel than any other diesel mixture of which the Company is aware. For example, diesel/water mixtures are being independently developed and tested by Elf Acquitane and retired MIT Professor, Keith Johnson, according to an article in the March 13, 1999 edition of New Scientist. The article reports that these mixtures reduce particulate emissions by 45% and NOx by 15%. On its website, The University of Illinois reports similar reductions regarding the use of a mixture of diesel and dry ethanol. Compared to both of those mixtures, Hybrid's mixture showed greater reduction of emissions at 65.5% and 22.2% respectively in the BCIT tests.

In addition to reducing pollution from diesel engines, this hybrid fuel helps to extend our known reserves of fossil fuels. The tests that were conducted at BCIT used a mixture of 80% diesel, 10% emulsifier and 10% ethanol. Further tests are planned using various ratios. The end ratio is expected to be 70%
to 80% diesel, 10% to 15% ethanol, and 10% to 15% emulsifier. This is consistent with the University of Illinois E-Diesel research referred to below.
=========================================================================== ==
Page-12

THE HYBRID FUEL (con't)
In the beginning, with the small quantities of the fuel from the first plant, the plan is to mix locally and use the fuel for testing and evaluation by local users. Two local firms have agreed to evaluate the fuel made by the first plant as soon as we produce it. This evaluation is expected to generate $1.00 to $1.40 per gallon in revenue from the sale of the ethanol to the local firms that have agreed to conduct the evaluation. Although we have not yet agreed on benchmarks, the price is expected to gradually increase over time as the evaluation progresses. Handling and mixing costs are expected to be minimal, in the range of 5 to 7 cents per gallon.

After the first plant is operating, subsequent facilities are expected to be built in the vicinity of commercial mixing plants that have the capacity to handle the production from the MEFFs on a contract basis. The plan is for the Company to purchase the resulting chemical mixture from each plant, and transport it to mixing plants for further mixing to achieve the appropriate ratio. This is designed to ensure control over all of the ethanol produced to ensure the over all best price and equitably distribute that amongst the operators. The Company expects to earn revenue for providing this service.

When a larger number of plants are operating and producing sufficient quantities, the Company intends to sell the mixed fuel to end users and diesel fuel distributors encompassing all industries. Ultimately the Company may consider building and operating its own mixing facilities, if that becomes economically feasible.

Because the hybrid fuel can be used in an unaltered diesel engine, it can be used economically where it is available and no modifications or changes need be made to engines to switch back to regular diesel fuel when the hybrid fuel is not available.

There is research by others which reviews the environmental and other benefits of ethanol-diesel mixes similar to the Company's. For example, see the report of the University of Illinois Agricultural Engineering Department's E-diesel research project written for the 2001 ASEA Annual International Meeting in Sacramento on July 30 & August 1, 2001. This report reviews in detail the findings of scientists working with diesel- ethanol blends starting in 1980, and indicates that there is generally a small loss of power, in the order of 3.5% to 5%, using these blends.

Our fuel is different because it contains a small amount of water, and it will therefore require separate evaluation. The Company believes that the small amount of water in the mix will reduce the power loss from using the blend. The testing that was done at BCIT in June 1996, did not disclose any significant power loss, but further evaluation is required.

Some potential users will be concerned about using this product. Ethanol-diesel mixes are presently being evaluated by Archer Daniels Midland, The Chicago Transit Authority, and The University of Illinois. Their reports either are or are expected to be available on The University of Illinois website. The Company plans to provide end users with copies of these and subsequent evaluation reports in order to help alleviate potential users concerns about the safety and performance of the fuel. As a result of these evaluations and the testing done at BCIT, the Company believes the fuel is safe for use. As regulators work to decrease engine emissions and users look for cleaner burning, less expensive fuels, the Company believes it will be able to attract users for the hybrid fuel.
===============================================================================
Page-13-

EMPLOYEES

Since his appointment on June 28, 1999, Clay Larson has been the President, a Director and the only employee of the Company. He is entitled to a salary of $6000.00 per month which is deferred until the Company has money to pay him. The Company does not have a written employment contract with Mr. Larson. The Company does not intend to hire any other employees for the immediate future. For the short term, until resources permit, services we need to hire, will be supplied by paid consultants, contractors or commissioned salespeople.

SIGNIFICANT CONSULTANTS

Sir Donald Craig is the individual who is most responsible for the development of the concepts and invention of much of the equipment or improvements to the equipment. Mr. Craig is expected to supervise the building of the first plants, and the preparation of the training and operations manuals. He has agreed to donate his time without remuneration until the first plant is generating cash flow. Thereafter, he may provide consulting service as needed at mutually agreeable prices, and the Company intends to pay his Company related expenses. The Company does not have a written employment contract with Mr. Craig.

SUPPLIERS

The Company is not dependent on a limited number of suppliers as most of the equipment and materials required for the plants are readily available in all areas where the Company expects to be operating. The Company plans to contract for the supply of raw materials, and with independent contractors, who have a verbal arrangement with the Company, for the manufacture the columns and separators as necessary. These contracts are expected to be on the basis that the Company will supply the raw materials for each item, and the contractor will fabricate them, to the Company's specifications at an agreed upon price, that may change over time. These independent contractors work from their own premises and management believes they have the capacity to supply all of the items required by the Company for the next 12 to 24 months. These contractors are not material and can readily be replaced.

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



=========================================================================== ==
Page-14-

GOVERNMENTAL REGULATION (con't)

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






==============================================================================
Page-15-

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





===========================================================================
Page-16-

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

Also, the Company expects to be able to produce ethanol relatively inexpensively, as the proprietary emulsifier allows the mixing of wet
==============================================================================
Page-17-

TRENDS THAT MAY EFFECT THE COMPANY'S BUSINESS (con't)

ethanol and diesel which reduces emissions, without incurring drying costs. Even if there is no market for the hybrid diesel fuel, the ethanol should still be valuable for use in other products such as windshield washer fluid or gasohol.

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

In addition, with fuel prices as high as they are, the price of ethanol has increased over the last year. This trend should work to the advantage of the operators and the Company.

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

The Company is also investigating the availability of grants from various government agencies for support in further testing of the hybrid fuel.

==============================================================================
Page-18-

RESEARCH AND DEVELOPMENT (con't)

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

PRODUCT PROTECTION

The Company has not patented any of it's proprietary technologies, on the advice of legal counsel. Their reasoning is that obtaining patents tends to publish the discoveries which others can then copy and a small company will have difficulty protecting itself from infringement. As a consequence, the Company has determined that it will protect it's trade secrets and proprietary technologies by careful screening of potential operators and then having them sign non-disclosure agreements. All operators will be well briefed on protecting the proprietary information in their own best interests and all reasonable steps will be taken to ensure that they take all reasonable precautions. Also, the column and the spinner will be manufactured elsewhere, delivered and installed, without the operators knowing how the are constructed. They would essentially have to destroy the column to find out how it was made and how it works. While the Company intends to take all appropriate measures to protect secrecy, as far as the Company is aware, we are the only ones that are developing small scale plants. All of the other ethanol plants that are being considered, of which we are aware, are large operations that will produce millions of gallons per year. Our technology is useless to those operations. Management therefore believes that the risk of not having patent protection is reasonably acceptable.

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

The Company has a verbal agreement with the owner of a 6 acre parcel of bare farm land on which the first plant is to be situated in Oyama. The owner is not related to the Company. Prior to commencement of construction of the plant, the Company is expecting to complete a written agreement by which the land owner will own the plant and lease it back to the Company for operation as a training and demonstration facility. The terms of that arrangement are not expected to be finalized until the terms of the financing are agreed.
==============================================================================
Page-19-

Item 3.  LEGAL PROCEEDINGS

No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interest in actions that are adverse to the Company's interests.

Although the Company is not involved in any legal proceedings, the following issues may eventually lead to legal action:

(a) On August 4, 1998 and March 23, 1999, the Company's former President authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration and without Board of Directors resolutions. On August 21, 1999, the then only Director resolved that the share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company first determined that these shares had not been transferred out of the names of the original recipients and then resolved to cancel the share certificates. The Company indemnified the transfer agent, for any costs or liability it may incur in any way arising out of the cancellation of such shares and the transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totalling 550,000 shares, have been endorsed and returned to the Company for cancellation. No formal legal demand for the return of the shares has been made as the former administration has failed to provide addresses despite a number of requests.

The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with these shares. The first reason is that all of the shares were still in the names of the original holders when they were cancelled and some of the holders and previous directors were informed verbally of the cancellation. The second reason is that there were no directors resolution issuing the shares and the individuals to whom those shares were originally issued gave no consideration to the Company for those shares. In addition, to date, when a broker has received these shares for possible resale, the broker has phoned the Company or the transfer agent to confirm the status of the shares. Once informed the shares were issued without consideration, the brokers have refused to deal further with the shares.

(b) Unauthorized and/or unsupported payments in the amount of $243,463 were made from Company funds by the past President of the Company during the period May, 1998 to June, 1999. The Company has had no response to requests that the past president provide a full accounting of these amounts. All amounts that were unauthorized by the board of directors or amounts that are not properly documented with invoices and receipts have been accounted for as disputed executive compensation. When the Company has the money available to do so, Company will seek legal advice to determine whether or not it is possible to recover these amounts from the previous administration.

(c) In May and June 2000, the Company issued 3,000,000 shares in return for promissory notes for $300,000. The 3,000,000 shares were released from escrow to the investors to facilitate financing. We believe the 3,000,000 shares have since been sold by the investors to innocent third parties, and the Company has not been paid for these shares, despite demands. Since these shares have been
=========================================================================== ==
Page-20-

Item 3.  LEGAL PROCEEDINGS (c)(con't)

resold to innocent third parties they must be considered outstanding. When the Company has the funds available, it intends to seek legal advice to collect the balance due on the notes. However the Company believes the balance is probably uncollectible.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has authorized capital of 50,000,000 share of common stock with a par value of $0.001, of which 20,623,600 were issued and 20,053,363 were outstanding as at June 30, 2001 and the Company had 246 shareholders of record.

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

The Company's common stock is traded in the National Quotation Bureau's "Pink Sheets" under the symbol "HRID."

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

==============================================================================
Page-21-

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

1. The shares issued August 10, 2000, August 31, 2000, November 28, 2000 and June 26, 2001 were all made in consideration of shareholders not exercising their right of rescission which arose from an Offering Memorandum issued in December 1998 that required a rescission offer as it contained information that appeared inaccurate. As the Company had no funds to complete a rescission, the Company offered restricted stock in lieu of such an offer, and these individuals accepted that offer. The individuals who accepted the offer were also given an undertaking that they would receive a rescission offer when the Company had the funds available and they would then have the right to return of their money plus reasonable interest or they could keep the stock. The money paid is shown as temporary equity and the stock is shown as issued but not outstanding until the rescission rights are revoked. The Company relied upon
Section 4(2) of the Securities Act of 1933 to effect the issuance of the shares. All shares were issued in isolated private transactions not involving any public solicitation or offering.

2. On June 11, 2001, resolutions were passed to issue 200,000 shares to John Morrison, Director and CFO in return for services rendered to the Company. However, the Transfer Agent did not issue the actual share certificate until September 2001. On June 11, 2001, 100,000 shares were issued to the manager of the packing plant for services rendered to March 15, 2001. A further 1,000,000 shares were issued to an unrelated company which had made payments of $119,468 of Company related expenses. See Note 7 to the Financial Statements. The Company claims exemption from registration pursuant to Sec 4(2), in that the shares were issued in isolated private transactions not involving any public offering.

Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Historical Results

The loss for the year ended June 30, 2001, was $312,660, compared to $324,144 for the comparable period the previous year. The largest items making up those losses were the deposit of $170,561 on the packing plant which was written off in 2000 and the advances of $84,951 to Blue Mountain which were in written off in 2001. As the deposit was paid in the period ended June 30, 2000, and the audit for that year was completed after the deposit was forfeited, the removal of the deposit as an asset is disclosed as effective the June 30, 2000 year end. The advances to Blue Mountain were written off as of this year end when it became clear in June 2001 that commitments from investors to advance money to the Company, which could have allowed Blue Mountain to begin operating, were unlikely to be fulfilled.

The largest increase in expenses in 2001 was the increase in professional fees to $72,419 from $22,008 over the June 30, 2000 year end. This increase
==============================================================================
Page-22-

Historical Results (con't)
resulted from the Company filing a registration statement in February 2000, and becoming fully reporting in April 2000. The accounting and legal fees associated with responding to comments from the SEC and filing the quarterly and annual reports were incurred subsequent to the June 2000 year end. These fees are likely to decline to about $20,000 in the next fiscal period as we are now caught up on all of the filings, although we have comments to which we will be responding.

Imputed interest increased from $30,735 in 2000 to $59,202 in 2001. This is interest that is imputed on non-interest bearing amounts that are advanced to, or paid on behalf of the Company, plus deferred executive compensation. The increase results from of increases in deferred executive compensation, plus advances to, or on behalf of the Company. Executive compensation shown is the salary for the President, which is deferred until funds are available.

To date we do not have any operations that generate revenue and have been unable to raise money to begin operations. Until such time as the Company gets the first plant operating, sells and constructs more plants and recognizes revenue, the Company is likely to continue to experience a cash shortage. Because the Company is a developmental stage company, it is unlikely to be able to borrow money from banks and other traditional financial institutions. The lack of long term, adequate financing continues to be of great concern to management. The Company will require additional capital soon in order to continue as a going concern in the long term.

PLAN OF OPERATION

Management recognizes that to generate long-term cash flow, we need to develop operating activities. For this, we need to build and begin operating the first bio-fuel and beef facility. This is essential to create cash flow and to demonstrate to potential operators, lenders and investors that the technology works as described. Prospective operators and those who will approve the financing for the construction of subsequent plants, want to see a facility in operation before they commit themselves.

The Company is concentrating on raising the money to build its first commercial plant and start commercial operations. In an attempt to raise money to build the first plant, the Company, in April, 2001, agreed in principle to sell a license to use the technology in a specified territory. This was done by a combination of letters and telephone discussions. The proposed Licensee is to pay an initial license fee in non-refundable installments, plus a continuing royalty based on the number of plants operating and is to lease all of the columns and spinners from the Company. There would also be a performance requirement. Although negotiations continue as the proposed licensee continues organizational activities, no definitive agreement has been reached and no money has changed hands. If we successfully conclude this deal, the license would be accounted for as having a life span of 10 years and the fee would be recognized proportionately over that period.

Sale of a license is expected to be a one-time event, although the Company may choose to make other such sales in the future to develop territories more quickly. Entering into this license is not expected to have any materially adverse long term effect on the Company's ability to expand its operations because of the relatively small size of the proposed territory. In addition, the Company will receive revenue from a continuing royalty and from leasing the columns and spinners to operators in that territory.
===============================================================================
Page-23-

It appears there is a reasonable possibility that we will be able to complete the sale of a license before our fiscal year end in June 2002. If we are able to consummate an agreement as presently being discussed, the first installment of the fee would be sufficient to pay the Company's payables and operating costs for the next 12 months.

Management would prefer to build the first plant at Oyama, on farmland just north of Kelowna, British Columbia. This location provides the company the best supervisory ability and site control. This facility is to be a full- scale commercial enterprise, as well as a demonstration and training center for the operators of subsequent facilities.

In June, 2001, an arrangement was made with HF1 Fuels Inc., an independent, arms length contractor, to build a complete facility, designed to our specifications, on a cost plus 10% basis, in Oyama and then lease it to the Company's subsidiary, Hybrid Fuels (Canada) Inc. All of the required government approvals and building permits have been obtained. HF1, which built the Cardston plant, owns and has, by court order, recovered most of the production and holding tanks and other equipment required for ethanol production and has delivered them to the Oyama building site. At year end, 2001, HF1 Fuels Inc., had agreements in principle with a leasing company to finance, and with a contractor to build, the plant and commence operations. Subsequent to year-end, before the final agreements were signed, the contractor was forced to withdraw from the arrangement due to circumstances beyond his control. As of the date of this report, HF1 Fuels Inc., (HF1) is negotiating with another contractor to construct the plant. HF1 is also negotiating with a commercial leasing company to obtain a written commitment to pay out the contractor when construction is complete. The contractor has stipulated that he requires a written commitment from the leasing company, before commencing construction.

Assuming this arrangement is finalized, construction is complete, and the plant operating, the leasing company is expected to pay out the contractor and then lease the plant directly to Hybrid (Canada), which will operate it as a commercial plant, generating revenue from those operations. If this arrangement can be concluded, it should give us an operational facility in the near future.

An operating facility includes the barn, the ethanol making equipment, the bio-furnace or gasifier, "Greener Pastures" grass growing system, and the right to use the proprietary information and technology, as more fully described under "Proposed Facilities" on page 6 above. The cost of building this plant is anticipated to be approximately $350,000. Soft costs are estimated at $60000, approximately $70000 for construction labor and supervision. The balance is for foundations and flooring, buildings, ethanol making equipment, tanks and machinery. Labor for operating is not included as that is the responsibility of the operator and is expected to be paid out of operating revenues.

We anticipate it will take approximately two to four months from the start of construction until the plant is operational and four to five more months before it is generating positive cash flow. The lease is being negotiated to cover all construction costs. Lease payments are to begin when cash flow is achieved. HF1 and the contractor are to pay all costs in connection with the construction and start-up. Hybrid Fuels, Inc., and Hybrid Fuels (Canada) Inc., have no financial obligation to HF1 or the contractor, other than to provide technical oversight, until the plant is actually operating.

Once this first plant is operating, Hybrid expects to use it as a demonstration and training facility and to earn revenue from its operation.
===============================================================================
Page-24-

Our projections, based on present operating and financing costs compared to the revenue from the sale of beef at going market prices, plus the projected revenue from the sale of the ethanol, indicate the plant should generate positive cash flow. We estimate that positive cash flow will begin in the fifth or sixth month of operation, as it will take that long to bring the first animals to market. The financial institutions that have expressed interest in financing subsequent plants want to see that this first plant will generate sufficient cash flow to pay all operating costs and service the debt to build the plant. We anticipate that the plant will show sufficient cash flow to make it possible for us to get approval for financing subsequent plants. By the time we receive approval for financing of subsequent plants, the Company expects to have selected four operators and once they have been selected and have qualified for financing, they will be trained.

Once the first plant is in production, it is anticipated that it will take approximately 6 months to build the second plant and get it operating. Within 18 to 24 months of the first plant beginning production, we expect to have 15 to 20 plants operating.

To date, the Company has received applications from more than fifty farmers who are interested in acquiring our facilities. The Company is currently developing a screening process to select suitable candidates and expects to assist them in obtaining financing for plant construction.

After the first plant is operating, the Company is expecting to sell future plants to farm operators. We expect that many of these operators will require financing in order to purchase a plant. We have had preliminary discussions with CIBC, Scotiabank, Leaseline, Dominion Leasing and a Swiss broker with connections to several European "ECO" funds, all of whom have expressed interest in providing financing to build these facilities, once we are able to demonstrate sufficient cash flow. We are especially interested in the "ECO" funds which invest in projects that benefit the environment and we have been told that our project should qualify. Again, the operation needs to be demonstrated. Once the first plant is operating the plan is for the Swiss broker to arrange to have the appropriate representatives of these ECO funds inspect the plant and if it qualifies, to use them as a source of funding for financing the plants for the operators.

The Company expects to earn a profit and recognize revenue on the sale of each plant. The profit on the sale of each plant is expected to be based on the value to the operator of having the Company organize and supervise the construction of the plant and train the operator. The profit from the sale of the plants is expected to be sufficient to cover all of the operating costs the Company will incur in qualifying candidates, training operators, supervising construction and start-up, etc., until royalties are received.

The Company expects to receive a royalty for the use of the trade secrets and proprietary information. The royalty, which is expected to be $2500US per month, based on the projected benefits of the use of trade secrets to the operator, will begin when each plant begins operation. Incentives in the form of reduced royalties may be offered to the first 10 to 20 operators who make early commitments to purchase plants.

Another source of revenue for the Company is expected to be from service fees payable by each operator to cover the cost of ongoing training, service, technical support, and quality control. It is expected that these fees will be in the $150 to $250 per month range.
===============================================================================
Page-25-

In addition, the Company intends to lease to the operators, on a permanent basis, the separation column, which is used to distill the ethanol, and the spinner, which is used to separate the mash from the water after the fermentation process. These two items are integral parts of these plants and leasing them is designed to protect the secrecy of these most vital pieces of the technology. The lease payments will generate revenue for the Company and will be payable monthly in amounts yet to be finalized.

The Company expects to enter into contracts with its operators to act as the marketing arm for the beef and fuel. This is expected to generate revenue and give the Company greater quantities of both products than each individual operator would have. The Company believes this will provide us with the ability to make better deals with, and provide more secure delivery to, distributors and other purchasers. This is expected to relieve the operators of these marketing responsibilities, generate greater revenue for them and revenue for Hybrid. Revenue for Hybrid is expected to come from the handling of the fuel and from a portion of any premium that the Company can obtain from the sale of the beef.

Initially it is anticipated that most of the finished beef will be sold at auction, until the Company has control of sufficient quantity to be able to enter into supply contracts that will pay better prices. The Company intends to market directly to retailers that wish to provide hormone free beef to their customers.

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

Management recognizes that the first step towards generating premium prices, is to produce quality controlled beef. Based on the Dalum results, discussed on pages 9 and 10 above, we believe the process will produce such beef, which we intend to name brand and certify, although no decisions have been made on the name brand or how certification will be accomplished.

Until we have several plants producing beef, our best chance of obtaining premium prices is to ship the beef from the first few plants, to Cargill, which offered a premium for the beef produced by the Dalum operation. Longer term, which will probably take about a year after the first plant is operating, and we have supplies from half a dozen or so plants, and resources such as processing and handling facilities are available, the Company intends to market direct to specialty markets, such as retail outlets that wish to handle hormone free, "natural" beef. Based on discussions which we have had with local retailers such as L & D Meats, and information we have gathered from articles such as "Natural Beef Proves Viable" in the August 17, 2000 edition of Western Producer, we believe such markets will generate premiums.



===============================================================================
Page-26-

Once the Company has sufficient quantities and resources, it intends to develop foreign markets that are looking for natural beef and specialty markets like the cruise ship lines. We have also been in contact with a European meat broker, Van Aerde of Belgium, which has cold storage capacity of 84,000 tonnes. Van Aerde has told the Company that they believe we would receive premium prices but that they will need samples of the meat once produced to do quality comparisons. The Company does not have any commitments to sell the beef at premium prices at this time.

How long it will take to establish markets that will pay premium prices is difficult to estimate as it will depend partly on how fast we can build enough plants with sufficient capacity to satisfy the needs of these markets. It is anticipated to be a gradual process. However, the Company anticipates that by the end of the first full year of operations, it will control enough beef to be able to secure markets that will pay premium prices.

The Company believes that ultimately the best way to obtain the best premium, is to control the processing, marketing and distribution of the finished beef. To that end the Company continues to search for money to purchase the packing plant known as Blue Mountain Packers, near Salmon Arm, B.C. This is not likely to happen before our next fiscal year end, but it remains part of our long term plan. No commitment will be made to purchase the packing plant until sufficient money is committed to pay the purchase price and cover operating expenses until positive cash flow is achieved.

In summary, Hybrid anticipates that it will earn revenue from:
1. operating the first facility;
2. profit on the sale of subsequent plants;
3. the lease of the column and spinner to each operator;
4. the royalties and service fees that each operator will pay;
5. the purchase of the ethanol mixture from the operator at 80 % of wholesale value and the sale to distributors or end-users;
6. an incentive from premiums from marketing the finished animals.

Our ability to continue to operate in the future depends on us being able to raise money to build the first plant. HF1 is working towards making arrangements to build the first plant, and we are therefore concentrating our efforts on raising money to build the first plant and commence operations. We estimate we need to raise between $500,000 and $600,000 US to cover payables, build the first plant and begin the development of operating activities. This is $350,000 for construction, $110,000 for cattle, $25,000 for payables, $70,000 for salaries, consumables and other operating expenses until the plant begins to generate positive cash flow, and $45,000 for contingencies and to start developing operating activities. Although we are negotiating with potential investors to fund the construction of the first plant, we do not have any commitments at this time. So far, all potential investors we have dealt with have been reluctant to advance funds as long as we are on the "Pink Sheets." We estimate that it may take six to nine months to obtain a commitment for money so long as we are on the "pink sheets." Once money is available, we estimate it will take three to four months to get the first plant operating and another four months to begin to generate positive cash flow. Until such time as financing is secured, the Company will not proceed with construction of the ethanol/beef facilities and will keep operating costs to a minimum. Once money is available to cover liquidity requirements to develop operating activities, operating costs will be kept to a minimum by using paid consultants as necessary on an ad hoc basis and no new employees will be hired until the Company has sufficient revenues.
===============================================================================
Page-27-

In the absence of operating activities, the Company's general and administrative expenses for the next 12 months are expected to be less than $500 per month, exclusive of executive compensation, which is deferred, and professional fees for legal and accounting services. We do not have any cash reserves and in the absence of cash flow from operating activities, it is anticipated that related parties will continue to pay operating expenses and advance funds to pay legal and accounting fees, but no assurances can be given.

For the coming quarter, management anticipates spending most of its energies on complying with reporting requirements and negotiating agreements to build the first plant and get it generating revenue.

Because of the low stock price, and the fact that we are on the "pink sheets", the Company does not intend to sell any additional shares of its common stock in the immediate future, however that may become necessary if there is no other source of money to pay expenses. Once we can build the demonstration plant and it begins to produce income the Company will need to operate within the constraints of its cash flow. As this first plant is to be operated by Hybrid (Canada), all of the profits will be available to the Company to cover operating expenses. Assuming that it will be necessary to pay market price for grain, bedding and other supplies and that we will receive no more than market price for the finished animals, projections indicate that the plant should generate sufficient revenue to pay all of our operating costs, plus a small surplus which may be used toward development of operating activities.

Once the first plant is operating and generating positive cash flow, the Company believes it will be able to obtain financing from previously identified "ECO" funds to develop operating activities. Until the Company has received money from the sale of a license, or is generating positive cash flow, or has arranged financing, no operating activities are planned. The Company does not anticipate making any commitments to borrow money within the next 12 months, except as necessary to build the first plant.

























===============================================================================
Page-28

Item 7.  FINANCIAL STATEMENTS

Hybrid Fuels Inc.

Index to Consolidated Financial Statements


Report of Independent Auditors..........................F-1
Consolidated Balance Sheets ............................F-2
Consolidated Statements of Operations...................F-3
Consolidated Statements of Cash Flows...................F-4
Consolidated Statements of Stockholders' Equity.........F-5
Notes to Consolidated Financial Statements..............F-6-F-10












































===============================================================================
                                      F-1

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

We previously reported on the consolidated financial statements of Hybrid Fuels, Inc. for the year ended June 30, 2000 in our audit report dated April 17, 2001. We expressed a qualified opinion with respect to the inability to audit certain unauthorized payments to former directors. We subsequently examined additional documentation to satisfy ourselves that these payments to former directors were in fact unauthorized and unsupported. The Company discusses these unauthorized payments in Note 7(b) to the consolidated financial statements. Certain other adjustments came to light during our subsequent review of the additional information. As discussed in Note 10 to these financial statements certain income statement items have been restated. We therefore reissue this audit report dated September 21, 2001.

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

MANNING ELLIOTT
CHARTERED ACCOUNTANTS
Vancouver, Canada
September 21, 2001


===============================================================================
                                      F-2

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
                                                    (Restated - See Note 10)
                                            June 30,      June 30,
                                             2001          2000
                                              $             $
-------------------------------------------------------------------------------
ASSETS

Current Assets

Cash                                               2           485
Total Assets                                       2           485
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                              14,807         3,111
Accrued liabilities (Note 6(d))               15,000          -
Note payable (Note 4)                         33,638        42,013
Shareholder loan payable (Note 6(a))         196,255       163,748
Amounts owing to a Director (Note 6(b))      152,111        74,432
------------------------------------------------------------------------------
                                             411,811       283,304
------------------------------------------------------------------------------
Temporary Equity (Note 7(d))                 223,000       223,000

Stockholders' Equity (Deficit)
Common Stock (Note 7): $0.001 par value;
50,000,000 shares authorized 20,623,600
and 19,523,600 shares are issued and
outstanding respectively                      20,624        19,524
------------------------------------------------------------------------------
Additional Paid-in Capital                   285,842       162,474
------------------------------------------------------------------------------
Donated Capital -
Imputed Interest (Notes 5 and 6)             115,937        56,735
------------------------------------------------------------------------------
Deficit Accumulated During
the Development Stage                     (1,057,212)     (744,552)
------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)        (634,809)     (505,819)
------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity         2           485



Nature of Operations and Continuance of Business (Note 1)
Other Contingencies (Note 8)

(See Accompanying Notes to the Consolidated Financial Statements)





===============================================================================
                                      F-3

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations



                            Accumulated from     (Restated -See Note 10)
                            February 26, 1960         Years ended
                            (Date of Inception)  June 30,       June 30,
                            to June 30, 2001        2001           2000
                                    $                 $              $
------------------------------------------------------------------------------
Revenue                               -               -              -
------------------------------------------------------------------------------
Expenses

Advances to Blue Mountain Packers
written-off (Note 3)                84,951         84,951            -
Deposit on plant written-off
(Note 3)                           170,561            -           170,561
Disputed compensation (Note 8(b))  243,463            -              -
Executive compensation (Note 6(b)) 144,000         72,000          72,000
Filing and regulatory fees          15,530          5,092           5,438
General and administration          58,949          2,973           3,045
Imputed interest (Notes 5 and 6)   115,937         59,202          30,735
Interest                             2,129          2,129            -
Investor relations                  16,698          4,092          12,606
Professional fees                  141,368         72,419          22,008
Rent and telephone                  41,922          6,699           6,535
Research and development             8,000            -              -
Travel and promotion                13,704          3,103           1,216
------------------------------------------------------------------------------
                                 1,057,212        312,660         324,144
------------------------------------------------------------------------------
Net Loss                        (1,057,212)      (312,660)       (324,144)
------------------------------------------------------------------------------
Net Loss Per Share                                   (.02)           (.02)
------------------------------------------------------------------------------
Weighted Average Shares Outstanding            19,524,000      14,609,000





(See Accompanying Notes to the Consolidated Financial Statements)












==============================================================================
                                      F-4
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                  Accumulated from    (Restated - See Note 10)
                                  February 26, 1960       Years ended
                                  (Date of Inception) June 30     June 30
                                  to June 30, 2001      2001        2000
                                         $                $           $
------------------------------------------------------------------------------
Cash Flows To Operating Activities
Net loss                             (1,057,212)     (312,660)    (324,144)
------------------------------------------------------------------------------
Non-cash items
Shares issued for services               12,000          -            -
Other adjustment                           (502)         -            -
Imputed interest                        115,937        59,202       30,735
Deposit on plant written-off            170,561          -         170,561
Advances written-off                     84,951        84,951         -
------------------------------------------------------------------------------
Adjustment to reconcile net loss to cash
Accounts payable and accrued liabilities 29,807        26,695        3,111
Net Cash Used In Operating Activities  (644,458)     (141,812)    (119,737)
------------------------------------------------------------------------------
Cash Flows To Investing Activities
Deposit on plant                       (170,561)         -         (170,561)
Advances to Blue Mountain Packers Ltd.  (79,951)      (79,951)         -
------------------------------------------------------------------------------
Net Cash Used By Investing Activities  (250,512)      (79,951)     (170,561)
------------------------------------------------------------------------------
Cash Flows From Financing Activities
Note payable                             33,638        33,638          -
Advances payable                        119,468        77,455        42,013
Amounts owing to a Director             152,111        77,679        74,432
Shareholder loans payable               196,255        32,508        24,338
Temporary equity and redeemable shares  223,000          -             -
Issuance of common stock                170,500          -          150,000
------------------------------------------------------------------------------
Net Cash Provided By
Financing Activities                    894,972       221,280       290,783
------------------------------------------------------------------------------
Net Increase (Decrease) in Cash               2          (483)          485
------------------------------------------------------------------------------
Cash - Beginning of Period                 -              485          -
------------------------------------------------------------------------------
Cash - End of Period                          2             2           485
------------------------------------------------------------------------------
Non-Cash Financing Activities
A total of 12,000,000 common shares were issued for services in 1993
                                         12,000          -             -
A total of 1,100,000 restricted common shares were issued to settle debt
                                        124,468       124,468          -
------------------------------------------------------------------------------
Supplemental Disclosures
Interest paid in cash                      -              -            -
Taxes paid in cash                         -              -            -

(See Accompanying Notes to the Consolidated Financial Statements)
==============================================================================
                                      F-5
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
                                                         Deficit
                                                         Accumulated
             # of                  Additional            During the
             Shares  Par           Paid-in     Donated   Development
             Issued  Value         Capital     Capital   Stage
             and
             Outstanding                                             Total
                       $              $           $         $          $
------------------------------------------------------------------------------
Cumulative from February 16, 1960 (Date of Inception) to June 30, 1997
          15,000,000  15,000         3,398        -      (18,398)      -
Shares returned to treasury for cancellation (Note 7(a))
         (12,000,000)(12,000)       12,000        -         -          -
Shares issued to effect a reverse merger (Note 7(a))
          12,000,000  12,000       (12,000)       -         -          -
Net loss for
the year      -          -           -            -      (93,633)    (93,633)
Balance at June 30, 1998
          15,000,000  15,000         3,398        -     (112,031)    (93,633)
Issuance of 1,900,000 shares (Note 7(b))
           1,900,000   1,900        (1,900)       -         -          -
Issuance of shares for cash
              23,600      24        13,576        -         -         13,600
Imputed Interest (Note 5)
                -        -             -        26,000      -         26,000
Net loss for the year                                   (308,377)   (308,377)
Balance at June 30, 1999
         16,923,600   16,924        15,074      26,000  (420,408)   (362,410)
Cancellation of shares previously issued (Note 7(b))
         (1,900,000)  (1,900)        1,900        -         -          -
Issuance of shares for no consideration (Note 7(c))
          3,000,000    3,000        (3,000)       -         -          -
Issuance of shares pursuant to a subscription agreement (Note 7(c))
          1,500,000    1,500       148,500        -         -        150,000
Imputed Interest (Notes 5 and 6)
               -        -            -          30,735      -         30,735
Net loss for the year (Restated - See Note 10)          (324,144)   (324,144)
Balance at June 30, 2000
         19,523,600   19,524       162,474      56,735  (744,552)   (505,819)
Issuance of shares in June 2001 to settle debt (Notes 7(e) and (f))
          1,100,000    1,100       123,368        -         -        124,468
Imputed Interest (Notes 5 and 6)
               -        -             -         59,202      -         59,202
Net loss for the year                                   (312,660)   (312,660)
Balance at June 30, 2001
         20,623,600   20,624       285,842     115,937 (1,057,212)  (634,809)

As at June 30, 2001 an additional 237,853 shares were issued but not outstanding as these shares were issued with rescission rights attached (Note 7(d)).




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

A non-related company coordinated investor relations services for the Company and paid expenses of $69,248 on behalf of the Company and loaned the Company Cnd$78,000 ($50,220) for a total amount owing of $119,468. This debt was settled in June 2001 by the issuance of 1,000,000 restricted common shares of the Company. These advances were non-interest bearing and unsecured until the settlement date. Imputed interest of $13,326 (2000 - $2,965), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

6.	Related Party Transactions/Balances.

(a)	Cash loans of $499,059 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totalling $62,786 on behalf of the Company. The balance of $196,255 is currently owing without interest or specific repayment terms. Imputed interest of $29,041 (2000 - $20,800), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

(b)	The President who is also a Director of the Company, has paid office and related expenses from personal funds in the amount of $14,411 of which $6,300 has been reimbursed with cash. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $144,000 at June 30, 2001. These amounts are unsecured, non- interest bearing and due on demand. Imputed interest of $16,835 (2000 - $6,970), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

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

(b)	On August 4, 1998 and March 23, 1999, the Company's former Board of
Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the
==============================================================================
                                      F-9
7.	Stockholders' Equity (b)(con't)

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


==============================================================================
                                      F-10

7.	Stockholders' Equity (con't)
(e)	See Note 5 for 1,000,000 restricted common shares issued to a non-
related company to settle debt of $119,468.

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

10.	Restatements

The Company has restated its financial statements for the year ended June 30, 2000. The nature of the restatements and the effect on net income and earnings per share are as follows:
                                                                $
Net loss for the year as previously reported                 (80,835)

Corrections effecting net income:
(a) Inclusion of imputed interest at a rate of 15% per annum on non-interest
bearing loans                                                (30,735)
(b) Deposit on plant written-off                            (170,561)
(c) Recognition of a liability owing to a non-related company for expenses paid
on behalf of the Company                                     (42,013)
Net loss for the year as restated                           (324,144)

                                                                $
Loss per share as previously reported                           (.01)
Loss per share on restatements                                  (.01)
Loss per share as restated                                      (.02)
In addition to the restatements noted above certain other financial statement note disclosures were provided to improve the overall presentation of the Company's financial statements.
==============================================================================
Page-39-

ITEM  8.  CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS

On July 25, 2000 the Company terminated James E. Slayton, CPA as its independent accountant, and appointed William L. Butcher CPA PS as its independent accountant. The form 8-K regarding the reasons for that change was filed with the SEC on August 28, 2001. (See Item

On February 5, 2001, the Company terminated William L. Butcher CPA PS as its independent accountant, and appointed Manning Elliott as its independent accountant.

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

NAME            AGE     POSITION                    DIRECTOR OR OFFICER SINCE

Clay Larson     60      President and Director,           June 28, 1999

John Morrison   67      Director, Secretary and           August 6, 2000
                        Chief Financial Officer,

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

==============================================================================
Page-40-

Gordon Colledge
Gordon Colledge was appointed a Director and Vice-President on September 26, 2000. Mr. Colledge attended the University of Lethbridge and is currently taking courses at the University of Great Falls in Montana. During the last five years, he has been a contract instructor in Family Studies at the Lethbridge Community College and an international conference keynote speaker and workshop facilitator. In addition to teaching, Mr. Colledge, along with his wife, operate two privately held, family owned companies: Advance Communications Ltd. and Adcomm Research Ltd., both of which are involved in educational workshops, family mediation and succession planning for small businesses.

Gordon has earned an international Teaching Excellence Award from the University of Texas at Austin. He has worked with dozens of towns and communities in Western Canada on community development projects through WESTARC, an applied research group at the University of Brandon, Manitoba. An expert in communication, Mr. Colledge was also assigned to work with farm and ranch families and has earned recognition on the Premier's Council in Alberta for his support of those families. Mr. Colledge knows the value of cost effective ranching and farming.

It was in his counseling capacity that Mr. Colledge became knowledgeable with the Issuer's proprietary technology and the positive effect that these technologies have for small to large farms and ranches. Gordon has been an enthusiastic supporter of the Hybrid technology for more than a decade.

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.




























===============================================================================
Page-41-

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

                         SUMMARY COMPENSATION TABLE
               Annual compensation               Long term compensation
-----------------------------------------------------------------------------
                              Other   Restricted Securities   LTIP    All
                              Annual    stock    underlying   payouts other
Name &      Year Salary Bonus Compen-  awards    options/SARs  ($)    Compen-
Principal   ($)  ($)          sation     ($)        (#)               sation
Position
-----------------------------------------------------------------------------
Clay Larson 2001 72,000 -0-    -0-      -0-         -0-        -0-      -0-
            2000 72,000 -0-    -0-      -0-         -0-        -0-      -0-
President,  1999 36,000 -0-    -0-      -0-         -0-        -0-      -0-
-----------------------------------------------------------------------------
J. Morrison 2001 $150/hr -0-   -0-      -0-         -0-        -0-      -0-
-----------------------------------------------------------------------------

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

CHANGES IN CONTROL

The following table sets forth as of June 30, 2001, the name and the number of shares of the Registrant's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 20,623,600 issued and outstanding shares (see Consolidated Statement of Shareholders Equity in Financial Statements) of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


==============================================================================
Page-42-

CHANGES IN CONTROL (con't)


Title of   Name and Address of    Amount and Nature of        Percentage of
Class      Beneficial Owner       Beneficial Ownership        Class
-------------------------------------------------------------------------
Common      Donald  Craig                    1,850,000               8.97%
            12650 Ponderosa Road
            Winfield, B.C. V4V 2G8

Common      Clay  Larson  (1)                1,000,000               4.85%
            740 Westpoint  Crt.
            Kelowna,  B.C. V1W 2Z4

Common      John Morrison (1)                  300,000               1.44%
            439 Viewcrest Dr.,
            Kelowna, B.C. V1W 4K1

Common      Gordon Colledge (1)                212,000               1.03%
            2213 27th Avenue
            Lethbridge, AB T1K 6K4

Common      Auchengrey Ltd.                   2,000,000              12.1%
            Diane Smith, PO Box 3321,
            Tortula, BVI.

Common      Killaloe Ltd.                     2,000,000              12.1%
            Don Murray, Drake Chambers,
            Tortula, BVI

===========================================================================
Common      Total Officers and Directors
            as a Group (3 Persons)            1,512,000              7.32%
============================================================================

(1)  Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of the Company.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

The Company utilizes office space provided by the President of the Company at no charge.

The Company does not expect to have any significant dealings with affiliates. Presently, other than as described above, none of the officers and directors have any transactions which they contemplate entering into with the Company.








==============================================================================
Page-43-

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules The financial statements as set forth in
Item 7 of this report on Form 10-KSB are incorporated herein by reference.

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Reports on Form 8-K.
The Company late filed two reports on Form 8-K during the year. The first, to report the change of auditor from James E. Slayton to William L. Butcher on July 25, 2000, was filed on August 28, 2001, amended and re-filed on October 22, 2001. The second, to report the change of auditor from William L. Butcher to Manning Elliott on February 1, 2001, was filed on June 19, 2001.

(c) Exhibit No.
            3.1 Articles of Incorporation (1)

            3.2 Bylaws (1)

            4.1 Specimen stock certificate. (2)

            16a Change of Certifying Accountant, James E. Slayton to William L.
                Butcher on July 25, 2000.

            16b Change of Certifying Accountant, Butcher to Manning Elliott
                February 1, 2001.

            21  List of Subsidiaries

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

Hybrid Fuels, Inc.

Date: March 5, 2002.			        By: /s/ John Morrison
                                    		----------------------------
                                                Chief Financial Officer









==============================================================================
Exhibits

Exhibit 16a
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 8-K/A
                                 CURRENT REPORT

     Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
Date of Report (Date of earliest event reported)            July 25, 2000

                               HYBRID FUELS, INC.
             (Exact name of registrant as specified in its Charter)

          NEVADA                   0-29351         88-0384399
  State or other jurisdiction   (Commission     (IRS Employer
        of incorporation        File Number)     Identification No.)

               PO Box 41118, RPOS Winfield, B.C., Canada  V4V 1Z7
              (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code 250-764-0352

               #214-2791 Hwy 97 N, Kelowna, B.C., Canada, VIX 4J8
         (Former name or former address, if changed since last report)

Item 4. Change of Registrant's Certifying Accountant

On the April 7, 2000, the SEC issued a comment letter regarding the Registrant's Form 10 SB, filed February 7, 2000. A significant number of the comments related to the financial statements prepared by the Company's auditor, James E. Slayton. The Company forwarded a copy of the comment letter to Mr. Slayton in April 2000 and requested that he respond to those comments.

During April, May, June, and July, the Company President had several conversations with Mr. Slayton, requesting that he respond to the comments of the SEC. When he failed to do so, the Company's sole Director passed a resolution dated July 25, 2000 terminating Mr. Slayton's appointment as the Company's independent accountant.

(a) Previous independent accountants.

(i) On July 25, 2000, Hybrid Fuels, Inc., (Hybrid) dismissed James E. Slayton who had previously served as independent accountant for Hybrid.

(ii) The reports of James E. Slayton on the consolidated financial statements of Hybrid as of and for the fiscal years ended June 30, 1998, June 30th 1999, and any subsequent interim period preceding the termination, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

(iii) The change in independent accountants was approved by Hybrid's President and sole Director.

(iv) In connection with its audit for the fiscal years ended June 30, 1998, June 30, 1999 and any subsequent interim period preceding the termination, there were no disagreements with James E. Slayton on any matter of
=============================================================================
Page-2-

Item 4. Change of Registrant's Certifying Accountant (a)(con't)

accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of James E. Slayton, would have caused James E. Slayton to make reference to such disagreements in its report on the consolidated financial statements for such periods.

(v) During the fiscal years ended June 30, 1998, and 1999, and any subsequent interim period preceding the termination, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (the SEC).

(vi) Hybrid has requested that James E. Slayton furnish it with a letter addressed to the SEC stating whether or not James E. Slayton agrees with the above statements. A copy of his letter, dated October 10, 2001, is filed as
Exhibit 16 to this Form 8-K/A.

(b) New independent accountants.

On July 25th, 2000, Hybrid engaged William L. Butcher, CPA P.S., (Butcher) as its new independent accountants. The engagement of Butcher, was approved by the sole director of the Company. During the fiscal years ended June 30, 1999 and 2000 and any subsequent interim period, Hybrid has not consulted with Butcher, regarding either:

(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Hybrid's financial statements, and neither a written report was provided to Hybrid nor oral advice was provided that Butcher concluded was an important factor considered by Hybrid in reaching a decision has to any such accounting, auditing or financial reporting issue; or

(ii) any matter that was either the subject of a "disagreement" as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to
Item 304 of regulation S-K, or a "reportable event" as that term is defined in
Item 304 (a)(1)(v) of Regulation SK.


Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

(a) Financial Statements               Not applicable.
(b)  Pro Forma Financial Information   Not applicable.
(c) Exhibit 16 Letter from James E. Slayton October 10, 2001 regarding change in certifying accountants.












==============================================================================
Page-3-

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has this day caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hybrid Fuels, Inc.

/s/ Clay Larson ---------------------------------------------
    Clay Larson
    President and Chief Executive Officer.
    Dated October 10, 2001













































===============================================================================
EX-16
James E. Slayton, CPA
2858 WEST MARKET STREET
SUITE C FAIRLAWN, OHIO
44333 1-330-869-6704

Securities and Exchange Commission                      October 10, 2001
Washington, D.C. 20549

Dear madam/sir,

I have been notified that I have been replaced as the accountant for Hybrid Fuels, Inc., (the Company). I previously reported on the Company's financial statements for the periods ending June 30, 1998, June 30th 1999 and the interim period ended November 30, 1999.

The audit report dated December 18, 1999, was unqualified except for an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern. There were no disagreements with the company's management on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the audit period to the present time.

I have read the Company's statements contained in Form 8-K and agree with them except that I have except that I am not in a position to agree with the Company's statement that the change was approved by the Audit Committee of the Board of Directors or that William L. Butcher, CPA, was not engaged regarding any matter requiring disclosure under Regulation S-K, Item 304 (a)(2).

Sincerely,
/s/
James E. Slayton



























==============================================================================
Exhibit 16b

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 8-K
                                 CURRENT REPORT

Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

Date of Report ( Date of earliest event reported) February 1, 2001

                               HYBRID FUELS, INC.
             (Exact name of registrant as specified in its Charter)

                                     NEVADA
                 (State or other jurisdiction of incorporation)

            0-29351                               88-0384399-152512
     (Commission File Number)             (IRS Employer Identification No.)

           #214-2791 Hwy 97 N, Kelowna, B.C., Canada         VIX 4J8
          (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code 250-764-0352

               _________________________________________________
         (Former name or former address, if changed since last report)

Item 4. Change of Registrant's Certifying Accountant

After filing the Form SB-2 in December 2000, the Company learned that William
L. Butcher, CPA P.S. (Butcher) the Company's independent certifying accountant, was not a licensed CPA as he had represented. As a result he was not qualified to sign the audit and the Company's Directors therefore passed a resolution dated February 1, 2001 terminating the appointment of Butcher as the Company's independent accountant.

(a) Previous independent accountants.

(i) On February 1st, 2001, Hybrid Fuels, Inc., (Hybrid) dismissed Butcher who had previously served as independent accountant for Hybrid.

(ii) The reports of Butcher on the consolidated financial statements of Hybrid as of and for the fiscal years ended June 30, 1999, June 30, 2000, and any subsequent interim period, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

(iii) The change in independent accountants was recommended by the Chief Financial Officer and approved by Hybrid's Board of Directors.







==============================================================================
Page-2-

(iv) In connection with its audit for the fiscal years ended June 30, 1999, June 30, 2000 and the fiscal period ended December 31, 2001 there were no disagreements with Butcher on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Butcher, would have caused Butcher to make reference to such disagreements in his report on the consolidated financial statements for such periods.

(v) During the fiscal years ended June 30, 1999, and 2000, and the interim fiscal period from July 1st, 2000 through December 31st, 2001 there were no "reportable events" as that term is defined in Item 304 (a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (the SEC).

(vi) Hybrid has requested that Butcher furnish it with a letter addressed to the SEC stating whether or not Butcher agrees with the above statements. A copy of this letter, dated May 15, 2001, is filed as Exhibit 16 to this Form 8-K.

(b) New independent accountants.

On February 1st, 2001, Hybrid engaged Manning Elliott as its new independent accountants. The engagement of Manning Elliott, was approved by the Board of Directors of the Company. During the fiscal years ended June 30, 1998, 1999 and 2000 and the interim period ended December 31, 2000, Hybrid has not consulted with Manning Elliott, regarding either:

(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Hybrid's financial statements, and neither a written report was provided to Hybrid nor oral advice was provided that Manning Elliott concluded was an important factor considered by Hybrid in reaching a decision has to any such accounting, auditing or financial reporting issue; or

(ii) any matter that was either the subject of a "disagreement" as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to
Item 304 of regulation S-K, or a "reportable event" as that term is defined in
Item 304 (a)(1)(v) of Regulation SK.

Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.
(a) Financial Statements                  Not applicable.
(b) Pro Forma Financial Information       Not applicable.
(c) Exhibit 16 Letter from William L. Butcher May 15, 2001 regarding change in certifying accountants.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Hybrid Fuels, Inc.
By: /s/
Clay Larson
Dated May 15, 2001       Clay Larson President and Chief Executive Officer.


==============================================================================

Exhibit 16

May 15, 2001

Securities and Exchange Commission
VIA FACSIMILE
Mail Stop 11-3
(202) 942-9656
450 5th Street, N.W.
& HAND DELIVERY
Washington, D.C., 20549


Dear Sirs/Mesdames:

We have read and agree with the comments in Item 4 of the Form 8-K of Hybrid Fuels, Inc. dated May 15, 2001.

Yours truly,
/s/  William L. Butcher, CPA P.S.






































==============================================================================

Exhibit 21

List of Subsidiaries

Hybrid Fuels USA Inc.,
Hybrid Fuels (Canada) Inc.