Form 10QSB/A
period 2001-09-30
HYBRID FUELS INC
filed 2002-03-11
CIK 1104200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

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

                         Commission File Number 0-29351

                               HYBRID FUELS, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                  88 0384399
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


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

Yes        []        No          [X]

The number of shares outstanding of the registrant's common stock as of November 13, 2001 was 21,048,600.

The number of shares issued of the registrant's common stock as of November 13, 2001 was 21,286,353.

Transitional Small Business Disclosure Format (Check one): Yes []  No [X]












==============================================================================












                               HYBRID FUELS, INC.

                                 FORM 10-QSB/A

                    For the quarter ended September 30, 2001

INDEX


Part I - Financial Information                                 Page

      Item 1.  Financial Statements

               Balance sheet as of September 30, 2001...........F-3

               Statements of operations for
               the quarters and the nine months
               ended September 30, 2001 and 2000................F-4

               Statements of cash flows for the
               three months ended September 30, 2001 and 2000...F-5

               Notes to Financial Statements....................F-6

      Item 2.  Management's Discussion and Analysis
               or Plan of Operation.............................11


Part II - Other Information.....................................18

Signature.......................................................18
















==============================================================================
                                      F-3
Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
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
------------------------------------------------------------------------------
Stockholders' Deficit

Common Stock (Note 7): $0.001 par value;
50,000,000 shares authorized 20,823,600
and 20,623,600 shares are issued and
outstanding respectively                        20,824        20,624
------------------------------------------------------------------------------
Additional Paid-in Capital                     295,642       285,842
------------------------------------------------------------------------------
Common Stock paid for but unissued
(representing 130,000 shares)                    6,300          -
------------------------------------------------------------------------------
Donated Capital - Imputed Interest
(Notes 5 and 6)                                123,249       115,937
------------------------------------------------------------------------------
Deficit Accumulated During
the Development Stage                       (1,097,791)   (1,057,212)
------------------------------------------------------------------------------
Total Stockholders' Deficit                   (651,776)     (634,809)
------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity           5             2
------------------------------------------------------------------------------

Nature of Operations and Continuance of Business (Note 1)
Other Contingencies (Note 8)

(See Accompanying Notes to the Consolidated Financial Statements)

==============================================================================
                                      F-4

Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

                             Accumulated from    Three Months    Three Months
                             February 26, 1960      Ended           Ended
                             (Date of Inception) September 30,   September 30,
                            to September 30, 2001    2001           2000
                                      $                $              $
------------------------------------------------------------------------------
Revenue                               -                -              -
------------------------------------------------------------------------------
Expenses

Advances written-off (Note 3)       84,951             -            42,076
Consulting fees                      5,473            5,473           -
Deposit on plant written-off
(Note 3)                           170,561             -              -
Other compensation (Note 8(b))     243,463             -              -
Executive compensation (Note 6(b)) 162,000           18,000         18,000
Filing and regulatory fees          17,091            1,561          2,242
General and administration          58,982               33            240
Imputed interest (Notes 5 and 6)   123,249            7,312         12,102
Interest                             4,173            2,044            110
Investor relations                  16,698             -             1,518
Professional fees                  147,170            5,802         17,250
Rent and telephone                  42,059              137          1,641
Research and development             8,000             -              -
Travel and promotion                13,921              217            486
------------------------------------------------------------------------------
                                 1,097,791           40,579         95,665
------------------------------------------------------------------------------
Net Loss                        (1,097,791)         (40,579)       (95,665)
------------------------------------------------------------------------------
Net Loss Per Share                                     (.01)          (.01)
------------------------------------------------------------------------------

Weighted Average Shares Outstanding              20,657,000     19,524,000



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




(See Accompanying Notes to the Consolidated Financial Statements)



==============================================================================
                                      F-6
Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(unaudited)

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

The Company is in the early development stage. In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. Because of a deficiency
==============================================================================
                                      F-7

1.  Nature of Operations and Continuance of Business (con't)

in working capital and other current commitments and significant operating losses, there is substantial doubt about the ability of the Company to continue in existence unless additional working capital is obtained.

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



==============================================================================
                                      F-8

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


4.  Note Payable




5.  Advances Payable

    A non-related company coordinated investor relations services for the Company and paid expenses of $69,248 on behalf of the Company and loaned the Company Cnd$78,000 ($50,220) for a total amount owing of $119,468. This debt was settled in June 2001 by the issuance of 1,000,000 restricted common shares of the Company. These advances were non-interest bearing and unsecured until the settlement date. Imputed interest of $Nil (2001- $13,326), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.


6.  Related Party Transactions/Balances

    (a)	Cash loans of $499,059 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totalling $64,276 on behalf of the Company. The balance of $197,745 is currently owing without interest or specific repayment terms. Imputed interest of $3,950 (2001 - $29,041), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.







==============================================================================
                                      F-9

6.  Related Party Transactions/Balances (con't)

    (b) The President who is also a Director of the Company, has paid office and related expenses from personal funds in the amount of $14,799 of which $8,693 has been reimbursed with cash. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $162,000 at September 30, 2001. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $3,362 (2001 - $16,835), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

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

    (b) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability it may incur in any way arising out of the cancellation of such shares and the transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totalling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by subsequent shareholders. To date when these shares are delivered to a broker for possible resale the broker phones the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as the former administration has failed to provide addresses despite a number of requests.
==============================================================================
                                      F-10

7.  Stockholders' Equity

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











==============================================================================
                                      F-11
8.  Legal Issues
    Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action as follows:

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


==============================================================================
Page-12-

PLAN OF OPERATION (con't)

After that plant was closed in 1996, further research, development and construction enabled us modify construction materials and layout to improve the buildings and equipment and refine the process, which is now ready for market.

The Company's intended business is to sell and build farm scale plants that produce ethanol, integrated with a cattle finishing operation. Grain, corn or other feedstock is fermented and then distilled to make the ethanol. Left over from the ethanol production process are a high protein mash, called "distillers grain" and water, called "stillage water". These contain nutrients and are therefore used as feed and water for livestock. In addition, the fermentation process frees a higher percentage of the total food value from the feedstock and makes it more "available" to the animals digestive system. The result is higher than average weight gains for the animals without the use of hormones. By using the distillers grain and stillage water on site the animals get the benefit of the nutrients in these byproducts. In addition, the plants do not incur the costs of drying the distillers grain and transporting it as would be necessary if it was to be used at another site. A further benefit is that no costs are incurred to dispose of the stillage water. Rather than it being something that is costly to be disposed of, it becomes a valuable feed product.

The manure and used bedding straw are cleaned up frequently, thus removing the media in which disease would otherwise grow. They are burned in a gasifier and the heat produced is used in the fermentation and distillation processes. Relying on specifications published by the gasifier manufacturer, management believes that there will be sufficient heat leftover to operate a greenhouse, if the operator so desires.

The ethanol is mixed with a proprietary emulsifier and diesel. When this emulsion was tested at The British Columbia Institute of Technology in June, 1996, in an unaltered diesel engine, it reduced the particulate (black smoke) emissions by over 65% and the NOx emissions by over 22%, without any loss of power.

For a more detailed description of the entire process, plus sources of information and references, the reader is referred to the Company's Form 10-KSB for the year ended June 30, 2001, which was filed with the SEC on October 12, 2001 as amended March 4, 2002.

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






==============================================================================
Page-13-

PLAN OF OPERATION (con't)

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

==============================================================================
Page-14-

PLAN OF OPERATION (con't)

The Company has investigated a number of possible sources of premium prices, including markets in the Far East and Europe, high-end restaurants, cruise ships and specialty meat markets that sell organic and hormone free meat. As a result of making these contacts, the Company believes that it will be able to generate premium prices from that sale of the beef and earn revenue from doing so. However, it must be noted that the Company does not have any agreements at this time that would pay premium prices for the beef.

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

The Company also believes that it has a workable business plan to operate the packing plant profitably by custom processing finished beef and bison until the MEFFs begin producing. We are in contact with an Alberta company that deals in hormone free beef and bison which has assured us that they are able to supply the packing plant with sufficient animals for custom processing to keep it operating at full capacity until sufficient MEFFs are operating. If we are able to acquire the packing plant, the Company's intention is to sell enough MEFFs to be built in close proximity to the packing plant to keep it operating at full capacity. From discussions which we have had with ranchers, cattle brokers and others that grow or market hormone free beef, the Company believes that it will be able to obtain enough hormone free feeder cattle to keep the MEFFs and the packing plant running at full capacity.

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




==============================================================================
Page-15-

PLAN OF OPERATION (con't)

In the beginning, with the small quantities from the first MEFF, the plan is to mix locally and use the fuel for testing and evaluation by local users. Two local firms have agreed to evaluate the fuel made by the first plant as soon as we produce it. This is expected to generate revenue of $1.00 to $1.40 per gallon over time.

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




==============================================================================
Page-16-

PLAN OF OPERATION (con't)
To solve the cash shortage problem, the Company is involved in discussions to sell a license to use the technology in a specified territory. The discussions contemplate payment of an up-front fee plus royalties for the use of the technology. In addition, the licensee would be required to lease the columns and spinners from the Company on an ongoing basis. We continue to make progress towards the sale of the license, as the prospective purchaser continues their "due diligence" and organizational activities. At this stage, it appears that it will take another six to nine months to finalize a deal with a comprehensive written agreement and payment of the license fee.

Although the parties have signed letters of intent, no definitive agreement has been signed and no money has changed hands. If the parties are able to reach an agreement as presently being discussed, the license fee would be sufficient to pay the Company's outstanding payables and operating costs for the next 12 months. The sale of such a license is expected to be a one time event. However, the Company reserves the right to sell other licenses in order to develop territories faster.

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

Unfortunately, the Contractor who was to do the building, ran into difficulties on another project that had nothing to do with us, and was unable to keep his commitment to build the MEFF for Hybrid Fuels (Canada) Inc. Hybrid (Canada) has made preliminary contact with a new contractor to construct this first MEFF. No
==============================================================================
Page-17-

PLAN OF OPERATION (con't)

agreement has been reached as of the date of this report.

We anticipate it will take two to four months from the start of construction until the plant is operational and four to five months after that before it is generating positive cash flow. The financing that is being sought is expected to be sufficient to cover all construction and operating expenses until positive cash flow is achieved. Once the first MEFF is operating and we are able to demonstrate to financiers that it generates sufficient cash flow to pay all operating costs and service the construction debt, we expect to receive approval for financing subsequent plants very quickly. By the time we receive financing approval, the Company expects to have qualified and trained two or more operators.

We have also approached Farm Credit Corporation, which has recently approved a program to provide leasing to farmers for the acquisition or upgrading of buildings and equipment. At this time we are in the very preliminary stages of discussion to determine the best way to obtain approval for lease financing to construct the ethanol/beef facilities. As a result of slow-downs that are showing up throughout the economy, there seems to be a willingness to assist in furthering this new process which could contribute greatly to farm income. It will likely take several months to complete the "due diligence" process with FCC.

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

During the quarter, the Company issued 200,000 shares to a Director and Officer for services rendered to the end of June, 2001. These shares were authorized at a Directors meeting on June 11, 2001. However, the transfer agent failed to issue them due to misreading the resolution. Also during the quarter, the Company sold 130,000 restricted shares in a private placement to an accredited investor to raise money to pay professional fees and other operating expenses. These shares were issued after the end of the quarter. In addition, the Company authorized the issuance of 100,000 restricted shares to pay an independent consultant for services rendered to the end of September, 2001. These shares were also issued after the end of the quarter. The loss for the present quarter is $40,759 compared to $95,665 for the comparable quarter last year. The loss for the same quarter last year was higher largely due to advances written, which is not likely to reoccur, plus higher imputed interest and professional fees. The loss for this quarter is made up of consulting fees for filings with the SEC, which have been paid by cash of $473 and the issuance of shares for a value of $5,000. Another $18,000 is salary for the President which is deferred until money is available, and does not represent a cash outlay. Other items not requiring cash are interest which is accrued and imputed interest. All of these non-cash items total $32,829. The working capital deficiency of roughly $8,000 was made up from cash from the sale of shares and by a major shareholder or the President. If no revenue is received from the sale of a license as discussed above, or from operating activities, it is anticipated that a major shareholder
==============================================================================
Page-18-

PLAN OF OPERATION (con't)
or the President will continue to fund the Company's working capital deficiency for the foreseeable future. Operating expenses will be kept to a minimum until revenue is generated.

PART II	Other Information

Item 2. RECENT  SALES  OF  UNREGISTERED  SECURITIES.

        	Date, title and amount of securities sold
           Date                          Title          Amount
       September  19, 2001             Common Stock    200,000 shares

1. The 200,000 shares issued September 19, 2001, were issued to an Officer and Director to settle a debt for services valued at $10,000 rendered to the Company to June 30, 2001. The sale of the shares was approved by Directors resolution on June 11, 2001 when the shares were trading at $0.05 and not acted on by the transfer agent until September because he misread the resolution.

The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the issuance of the shares. All shares were issued in isolated private transactions, not involving any public solicitation or offering.

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8K

(a) Exhibits
            Exhibit No.
            3.1* - Articles of Incorporation
            3.2* - Bylaws
            4.1~ - Specimen Stock Certificate
            16. Report on 8-K, filed August 28, 2001. 21.
            List of Subsidiaries.

*Incorporated by reference from the registrant's Form 10-SB filed with the Commission on February 4, 2000.

~ Incorporated by reference from the registrant's Form 10-KSB filed for the period ended June 30, 2000 and filed with the Commission on June 12, 2001.

(b) Report on Form 8-K
On August 28, 2001 the Company filed a report on Form 8-K, to report the change of Independent Accountant from James E. Slayton to William L. Butcher that occurred July 25, 2000, and had not previously been reported.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2001

HYBRID FUELS, INC.
By:/s/ John Morrison, CFO

==============================================================================