Form 10QSB
period 2002-03-31
HYBRID FUELS INC
filed 2002-05-22
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               ________________

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2002

             [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From _______ to _______

                              ___________________

                        Commission File Number 0-29351

                              HYBRID FUELS, INC.
            (Exact name of registrant as specified in its charter)

                   NEVADA                      88 0384399
     (State or other jurisdiction     (I.R.S. Employer Identification No.)
   of incorporation or organization)

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

Yes  [X]              No []

The number of shares outstanding of the registrant's common stock as of May 13, 2002 was 21,148,600.

The number of shares issued of the registrant's common stock as of May 13, 2002 was 21,386,353.

Transitional Small Business Disclosure Format (Check one): Yes [] No [X]

















================================================================================



HYBRID FUELS, INC.

FORM 10-QSB

For the nine months ended March 31, 2002

INDEX


Part I - Financial Information
     Item 1.  Financial Statements                                    Page

Balance sheet as at June 30, 2001 and March 31, 2002                  F-3

Statements of operations for the three months and the
nine months ended March 31, 2002 and 2001                             F-4

Statements of cash flows for the nine months
ended March 31, 2002 and 2001                                         F-5

Notes to Financial Statements                                         F-6

     Item 2.   Management's Discussion and Analysis or
	 Plan of Operation                                                11


Part II - Other Information                                           17

Signature(s)                                                          17

































================================================================================
                                      F-3

Hybrid Fuels, Inc.,
(A Development Stage Company)
Consolidated Balance Sheets




            	                                March 31,      June 30,
                                                2002           2001
                                                  $              $
                                               (unaudited)    (audited)
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                               4,114             2
--------------------------------------------------------------------------------
Total Assets                                       4,114             2
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                  21,964        14,807
Accrued liabilities                                  900        15,000
Note payable (Note 4)                             33,638        33,638
Shareholder loan payable (Note 6(a))             199,635       196,255
Amounts owing to a Director (Note 6(b))          205,521       152,111
--------------------------------------------------------------------------------
Total Current Liabilities                        461,658       411,811
--------------------------------------------------------------------------------
Temporary Equity (Note 7(d))                     223,000       223,000
--------------------------------------------------------------------------------
Stockholders' (Deficit)
Common Stock (Note 7): $0.001 par value; 50,000,000 shares
authorized 21,122,300 and 20,623,600 shares are issued and
outstanding respectively                          21,122        20,624

Additional Paid-in Capital                       312,126       285,842

Donated Capital - Imputed Interest
(Notes 5 and 6)                                  159,182       115,937

Deficit Accumulated During the
Development Stage                             (1,172,974)   (1,057,212)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                     (680,544)     (634,809)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity         4,114             2
--------------------------------------------------------------------------------

Nature of Operations and Continuance of Business (Note 1)
Other Contingencies (Note 8)

(See Accompanying Notes to the Consolidated Financial Statements)











================================================================================
                                      F-4
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

                               Accumulated from   Three months      Nine months
                               February 26,1960     ended            ended
                               (Date of Inception) March 31,        March 31,
                               to March 31,2002       (Restated       (Restated
							                          See Note 9)    See Note 9)
                                               2002    2001     2002    2001
                                   $            $       $        $       $
--------------------------------------------------------------------------------
Revenue                            -            -       -       -       -
--------------------------------------------------------------------------------
Expenses
Consulting fees                  6,313         840      -      6,313    -
Advances written-off (Note 3)   84,951          -    27,999     -     84,951
Deposit on plant written-off
(Note 3)                       170,561          -       -       -       -
Disputed compensation
(Note 8(b))                    243,463          -       -       -       -
Executive compensation
(Note 6(b))                    198,000      18,000   18,000   54,000  54,000
Filing and regulatory fees      17,091          -       141    1,561   3,808
General and administration      59,484         422      298      535   1,369
Interest                         4,173                  673    2,049   1,456
Imputed interest
(Notes 5 and 6)                159,182      28,255   16,307   43,245  42,082
Investor relations              16,698                          -      4,092
Professional fees              148,683       1,513    7,725    7,315  64,225
Rent and telephone              42,431         160    1,798      510   5,080
Research and development         8,000                  -        -      -
Travel and promotion            13,944                  155      234   1,128
--------------------------------------------------------------------------------
                             1,172,974      49,190   73,096  115,762 262,191
--------------------------------------------------------------------------------
Net Loss                    (1,172,974)    (49,190) (73,096)(115,762)(262,191)
--------------------------------------------------------------------------------
Net Loss Per Share                            (.01)    (.01)    (.01)    (.01)
--------------------------------------------------------------------------------
Weighted Average Shares Outstanding  21,122,300 19,457,000 20,873,000 19,457,000







(See Accompanying Notes to the Consolidated Financial Statements)














================================================================================
                                      F-5
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)



                                                   Nine months ended
                                                      March 31,
                                                                 (Restated
                                                                 See Note 9)
                                                       2002          2001
                                                        $              $
--------------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                                             (115,762)       (262,191)

Non-cash items
Imputed interest                                       43,245          42,082
Advances written off                                     -             84,952

Adjustment to reconcile net loss to cash
 Accounts payable and accrued liabilities              (8,057)         20,761
--------------------------------------------------------------------------------
Net Cash Used In Operating Activities                 (64,460)       (114,396)
--------------------------------------------------------------------------------
Cash flows to investing activities
Advances to Blue Mountain Packers Ltd.                    -           (84,952)
--------------------------------------------------------------------------------
Net Cash Used By Investing Activities                     -           (84,952)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
Common Stock issued                                    11,782            -
Advances payable                                          -            77,343
Amounts owing to a Director                            53,410          55,894
Shareholder loans payable                               3,380          32,003
Proceeds from note payable                                -            33,638
--------------------------------------------------------------------------------
Net Cash Provided By Financing Activities              68,572         198,878
--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                         4,114            (470)
Cash - Beginning of Period                                  2             455
--------------------------------------------------------------------------------
Cash - End of Period                                    4,114              15
--------------------------------------------------------------------------------
Non-Cash Financing Activities
Value of common stock issued for settlement of debt    10,000
Value of common stock issued for services               5,000            -
--------------------------------------------------------------------------------
Supplemental Disclosures

Interest paid in cash                                    -               -
Taxes paid in cash                                       -               -



(See Accompanying Notes to the Consolidated Financial Statements)






================================================================================
                                      F-6
Notes to Financial Statements
1.	Nature of Operations and Continuance of Business
The Company was originally incorporated in the State of Florida on February 16, 1960. After a number of name changes the Company changed its name to Polo Equities, Inc. on June 3, 1993. Prior to May, 1998 the Company had no business operations.

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





================================================================================
                                      F-7
Notes to Financial Statements (con't)
2.	Summary of Significant Accounting Policies
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





================================================================================
                                      F-8
Notes to Financial Statements (con't)
4.	Note Payable
On September 15, 2000, the Company issued a note for Cnd$50,000 ($33,638) due and payable on or before September 15, 2001 plus 8% interest. Repayment of the note has been extended until completion of a financing. Interest of $4,173 has been accrued at March 31, 2002 and is included in accounts payable.

5.	Advances Payable
A non-related company coordinated investor relations services for the Company and paid expenses of $69,248 on behalf of the Company and loaned the Company Cnd$78,000 ($50,220) for a total amount owing of $119,468. This debt was settled in June 2001 by the issuance of 1,000,000 restricted common shares of the Company. These advances were non-interest bearing and unsecured until the settlement date. Imputed interest of $Nil (2001 - $13,326) was charged to operations and treated as donated capital.

6.	Related Party Transactions/Balances
(a)	Cash loans of $499,059 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totaling $64,276 on behalf of the Company. The balance of $197,745 is currently owing without interest or specific repayment terms. Imputed interest of $22,245
(2001 - $29,041) was charged to operations and treated as donated capital. During the three months ended March 31, 2002, $1,890 was advanced by another shareholder. This loan does not bear interest and has no fixed terms of repayment.

(b)	The President who is also a Director of the Company, has paid office and related expenses from personal funds in the amount of 16,214 of which $8,693 has been reimbursed with cash. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $198,000 at March 31, 2002. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $21,000 (2001 - $16,835) was charged to operations and treated as donated capital.

(c)	See Note 3 for advances to Blue Mountain Packers Ltd.

(d)	Pursuant to a directors' consent, dated June 11, 2001, a total of 200,000 shares was issued on September 19, 2001 to a director/officer of the Company to settle a $10,000 debt. 100,000 shares were issued for services on October 18, 2001.


7.	Stockholders' Equity
(a)	On May 28, 1998, the Company acquired, by issuing 12,000,000 shares, Hybrid
Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels
(Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. gained control of Polo Equities Inc. As part of the acquisition three shareholders representing 12,000,000 previously issued shares returned their shares for cancellation. For accounting purposes the acquisition was treated as a business purchase by Hybrid Fuels USA Inc. of
Polo Equities, Inc. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with
it. There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger.









================================================================================
                                      F-9
7.	Stockholders' Equity (continued)
(b)	On August 4, 1998 and March 23, 1999, the Company's former Board of
Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability it may incur in any way arising out of the cancellation of such shares and the transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totaling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by subsequent shareholders.
To date when these shares are delivered to a broker for possible resale, the broker phones the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as the former administration has failed to provide addresses despite a number of requests.

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

(d)	Between October 1998 and June 1999, the previous administration sold a total of 351,053 common shares of the Company to 34 subscribers on the basis of an
Offering Memorandum that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. The current administration has concerns regarding possible misstatements, omissions and misleading statements.
On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. To date, 23 subscribers, have, pursuant to this offer received
237,753 shares, representing $158,000. These shares are issued but not considered outstanding. The remaining 11 subscribers, who paid $65,000 for
113,300 shares, have not responded to the offer. These subscriptions are recorded as temporary equity until rescission rights have been revoked.

(e)	See Note 5 for 1,000,000 restricted common shares issued to a non-related company to settle debt of $119,468.

================================================================================
                                     F-10
7.	Stockholders' Equity (continued)
(f)	A total of 100,000 restricted common shares, valued at $5,000, were issued to the plant manager of Blue Mountain Packers Ltd. for plant refurbishing work to March 15, 2001.

(g)	On September 19, 2001, 200,000 shares were issued to settle debt referred to in Note 6(d).

(h)	On October 18, 2001, 130,000 shares where issued for cash of $6,300.

(i)	On October 18, 2001, 100,000 shares where issued for services referred to in
Note 6(d).

(j)	On March 27, 2002, 68,700 shares were issued for cash of $5,481.

8.	Legal Issues
Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action as follows:
(a)	See Note 7(b) for contingencies relating to improperly issued shares that were later cancelled.
(b)	Unauthorized and/or unsupported payments in the amount of $243,463 were made from Company funds by past officers of the Company during the period May, 1998 to June, 1999. The Company has requested a full accounting from the past president. All amounts that were unauthorized by the board of directors or amounts that are not properly documented with invoices and receipts have been accounted for as disputed executive compensation. Actions of the previous administration have been reported to the Securities and Exchange Commission. At such time as Company resources permit, the Company will seek legal advice to determine whether or not it is possible to recover all such disputed and unauthorized amounts from the previous administration.
(c)	See Note 7(d) for temporary equity and related rescission rights for subscribers of 351,053 shares of the Company.

9.	Restatements
The Company has restated its financial statements for the period ended March
31, 2001. The nature of the restatements and the effect on net income and earnings per share are as follows:
                                        Three Months Ended  Nine Months Ended
                                               March 31,        March 31,
                                                 2001             2001
												 $                $
--------------------------------------------------------------------------------
Net loss for the year as previously reported    (257,529)         (332,306)
Corrections effecting net income:
(a)	Inclusion of imputed interest at a rate
of 15% per annum on non-interest bearing loans   (16,307)          (42,082)

(b)	Deposit on plant written-off in a prior period
                                                 170,561           170,561
(c)	Advances to Blue Mountain Packers written off
                                                  32,608           (24,344)
(d)	Recognition of a liability owing to a non-related
company for expenses paid on behalf of the Company
                                                  (2,429)          (34,020)
--------------------------------------------------------------------------------
Net loss for the year as restated                (73,096)         (262,191)
--------------------------------------------------------------------------------
Loss per share as previously reported              (0.02)
Loss per share on restatements                      0.01
Loss per share as restated                         (0.01)

In addition to the restatements noted above certain other financial statement note disclosures were provided to improve the overall presentation of the Company's financial statements.
================================================================================
Page-11-
Item 2. Management's Discussion and Analysis or Plan of Operation FORWARD-LOOKING STATEMENTS
This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. Actual results could differ materially from the results discussed in the forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The following discussion and analysis should be read in conjunction with the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB for the year ended June 30, 2001, as amended.

The Company is a developmental stage company and has had no income since the acquisition of the hybrid fuels technology in June 1998, nor is it likely to have any significant cash flow until after the end of its current fiscal period ending June 30, 2002. The Company is currently seeking additional capital to pay operating costs and develop operating activities, but there can be no assurance that the Company will be able to fulfill its capital needs in the future.

Moreover, due to Company's poor liquidity, lack of operations and the absence of a listing for its common stock on a major exchange, the cost of obtaining additional capital is expected to be significant. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive. If the Company is unable to obtain funds from external sources, it is probable that it will be unable to continue to operate in the long term.

However, management believes that the Company's resources should be adequate to continue operating and pursue its business development strategy during fiscal 2002.

RISK FACTORS
You should carefully consider the following risks and the other information contained in this report and in our other filings with the Securities and Exchange Commission before you decide to invest in us or to maintain or increase your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

1.	Our cash reserves may not be adequate to cover our costs of operations. To date, we have covered our operating losses by loans from shareholders or privately placing securities. We expect to fund our general operations and marketing activities for the balance of the fiscal year 2002 with our current cash,which was obtained from the sale of securities. However, our cost estimates do not include provisions for any contingency, unexpected expenses or increases in costs that may arise.

2.	We may not be able to raise the capital we need. It is likely that we will need to raise additional capital at some point in the future. If additional funds are raised through the issuance of equity, our shareholders' ownership will be diluted. There can be no assurance that additional financing will be available on terms favorable to us or at all. If funds are not available or are not available on terms acceptable to us, we may not be able to continue our business development strategy.
================================================================================
Page-12-
Item 2. RISK FACTORS(con't)
3.	Our intended business depends on the protection of our intellectual property and may suffer if we are unable to adequately protect our intellectual property.
We have not sought protection of our intellectual property through any patents, but have elected to protect them through secrecy and non-disclosure agreements.
Because they are not protected by patents, others may seek to discover and use our intellectual property. We cannot provide assurance that our intellectual property rights will not be circumvented, invalidated or challenged. If we are found to infringe on the intellectual property rights of others, we may not be able to continue to market our process, or we may have to enter into costly license or settlement agreements. Third parties may allege infringement by us with respect to past, current or future intellectual property rights. Any claim of infringement, regardless of merit, could be costly, time-consuming and require us to develop non-infringing technology or enter into royalty, licensing or settlement agreements. These agreements could be on terms unfavorable or unacceptable to us and could significantly harm the development of our business.
In the future, we may also have to enforce our intellectual property rights through litigation. Any such enforcement could also result in substantial costs and could materially affect our financial condition and our business.

4.	We have a history of operating losses and an accumulated deficit, as of
March 31, 2002, of $1,172,974.

5.	Our ability to begin operations and to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies. Our future revenues and profitability are unpredictable. We currently have no operating activities that will produce revenue and have not been able to raise the capital necessary to build our first facility and commence operating activities and as such, we do not know when we may be able to begin operations. Furthermore, we cannot provide assurance that we will be successful in raising the money necessary to begin or expand operations.

6.	The production of ethanol is being strongly encouraged by governments and private parties as a way to reduce water and air pollution which could lead to rapidly changing technology. If we are unable to adapt to rapidly changing technologies, our intended business could be adversely affected.

7.	We have no operating history which makes an evaluation of our future prospects very difficult. There can be no assurance that we can raise the money to build the first plant and if we succeed in building the first operating plant, there can be no assurances that we will be able to develop operations that are profitable or will operate as intended. If the market for our plants fails to develop, or develops more slowly than anticipated, we may not be able to meet our expenses and may not achieve profitable results.

8.	Our common stock is not widely traded, and, as a result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our common stock, our stockholders may find it difficult to sell their shares.

9.	Our Common Stock is traded on the "Pink Sheets" and there is no assurance that it will ever be listed on any major stock exchange. While our stock is on the "Pink Sheets", it has an effect on the perception of us amongst potential investors which makes it very difficult to raise capital. It can also impact the dilution associated with any financing.

10.	We have no insurance covering our operations, potential products, services or directors and officers.

11.	Future performance depends on the ability to attract, train, and retain management, technical and marketing personnel. In the future, loss of one or more key employees could negatively impact us, and there is no "key man" life insurance in force at this time. Competition for qualified personnel is intense, and there can be no assurance that we will attract or maintain key employees or
================================================================================
Page-13-
Item 2. RISK FACTORS(con't)

other needed personnel.

12.	We may experience a period of expansion and growth, which would likely place significant strain upon management, employees, systems, and resources. Because the market could develop rapidly, it is difficult to project the rate of growth, if any. Failure to properly manage growth and expansion, if and when it occurs, may jeopardize our ability to sustain our business. There can be no assurance that we will properly be able to manage growth, especially if such growth is more rapid than anticipated.

The following discussion has been prepared assuming the Company will continue as a going concern; however, the audit report for the financial statements as of and for the periods ended June 30, 2000 and 2001, includes a caveat on this point. In reading the following, one should consult the audit report, financial statements and footnotes, and keep in mind the significant losses generated by the Company.

RESULTS OF OPERATIONS

The loss for the present quarter is $49,190 compared to $73,096 for the comparable quarter last year. The loss for the same quarter last year was higher largely due to advances of $27,999 written off, which is not likely to reoccur. The higher imputed interest this quarter of $28,255 compared to $16,307 for the same period last year results from increased amounts owing to the President as a result of the increase in deferred salary over the same quarter last year. The loss for this quarter includes amounts of $18,000, which is deferred salary for the President and $28,255 imputed interest, which do not represent a cash outlay. These non-cash items total $46,255. Working capital was obtained from cash received from the sale of shares.

At the end of the quarter, the Company had cash reserves of $4114, which was the balance of cash received from the sale of 68,700 shares for $5,481. The shares were sold when the shares were trading at 8 cents. This cash should be sufficient to pay all operating costs for the next three to six months. In the absence of operating activities, the Company's general and administrative expenses for the next 12 months that require a cash outlay are expected to be less than $500 per month, exclusive of professional fees and executive compensation which is deferred.

At the beginning of the quarter, the Company had an agreement in principle for the sale of a license to use the technology within the Province of Quebec, Canada. At that time, the parties were negotiating, but no definitive agreement had been signed and no money had changed hands. By the end of the quarter, negotiations had failed to make any progress and management concluded that it was unlikely we would be able to conclude a satisfactory agreement with the prospective licensee and we therefore broke off negotiations on March
28th, 2002.

PLAN OF OPERATION

The Company's plan of operation is to raise the money to build the first facility and then to use that to demonstrate the technology so that we can sell and build farm scale plants that produce ethanol, integrated with a cattle finishing operation. In these plants, grain, corn or other feedstock is fermented and then the ethanol is distilled from the liquid. Left over from the ethanol production process are byproducts in the form of a high protein mash, referred to as wet distiller's grains or WDGs and water, called stillage water, which are then used as feed and water for beef animals. By using the WDGs and stillage water on site the animals get the benefit of the nutrients in these byproducts and the plants save the energy it would otherwise take to dry and transport the distiller's grains and the cost of disposing of the stillage water.
================================================================================
Page-14-
Item 2. Plan of Operation (con't)
The manure and used bedding straw are cleaned up frequently, and burned in a gasifier, thus removing the media in which disease might otherwise grow and creating a heat source that is used in the ethanol making process. According to the specifications provided by the gasifier manufacturer, the gasifier will generate more than enough heat energy for heating the grain and water prior to fermentation and for the distillation of the ethanol from the beer after fermentation.

The intention is to mix the ethanol with a proprietary emulsifier and diesel, to create the hybrid fuel. When this fuel was tested at The British Columbia Institute of Technology in June, 1996, in an unaltered diesel engine, it reduced opacity (black smoke emissions) by over 65% and the NOx emissions by over 22%, without any significant loss of power.

For a more detailed description of the entire process, plus sources of information and references, the reader is referred to the Company's amended Form 10-KSB for the year ended June 30, 2001, as filed with the SEC.

The Company intends to sell these facilities (except the column and spinner) to farm operators, preferably those who grow sufficient grain to supply a plant. Management believes this would be about 40,000 bushels of barley or other suitable grain for a plant which would feed 200 head of cattle on a continually rotating basis. Each plant consists of a barn, a second building housing the ethanol making equipment and the gasifier to burn the waste.

Hybrid plans to earn revenue from the sale and operation of these facilities in the following manner:
1.	profit on the sale of each facility;
2.	royalties and service fees to be paid by each operator;
3.	the lease of the spinner and column to each operator;
4.	an incentive for obtaining premium prices from the marketing of the finished
	animals;
5.	income from handling the sale of the fuel.

The Company expects to earn a profit and recognize revenue on the sale of each facility. The Company intends that the profit on the sale of each facility will be sufficient to cover construction, training and operating expenses for each facility until it begins to pay royalties.

It is intended that each facility will pay royalties for the license to use the technology. The Company believes that operators will pay a royalty for the technology because it offers them the opportunity to add value to grain that the operator produces by;
1.	feeding it to cattle and marketing the finished animals;
2.	generating higher than average weight gains in the fed cattle; and
3.	generating an extra source of revenue from the production of the ethanol from the grain.

Initially the royalty paid by each facility is expected to be $2500US per month starting when each facility begins operation. The Company may offer incentives in the form of reduced royalties to the first operators who make early commitments to purchase plants.

In addition, the Company anticipates that it will charge each operator a service fee to cover the Company's costs of regular visits for ongoing training, service, technical support, and quality control. These fees are expected to be in the $150 to $250 US per month range.

The spinner and column, which are the most vital parts of the technology, will not be sold. The spinner is used to separate the liquid from the distillers grains after fermentation. The column is used to separate the ethanol from the water after the liquid, called beer, has been separated from the distiller's grains after fermentation.
================================================================================
Page-15-
Item 2. Plan of Operation (con't)
The Company intends to lease these to the operators in order to maintain more control over these devices to protect the secrecy of their design and operation. The leases of these items are expected to create a source of revenue for the Company. The amount of the leases will depend on lending and lease rates at the time of entering into the leases and is therefore not yet determined.

The Company intends to act as the marketing arm for the sale of both the beef and the fuel to ensure control of greater quantities to market in order to ensure supplies to customers and to free each operator of having to market his own production.

The Company anticipates entering into agreements with each of its operators by which they will pay the Company an incentive for obtaining premium prices for the sale of the beef. This is expected to be in the form of a percentage of any premium realized.

We believe the Dalum test trials demonstrated the quality of the beef produced by this process. As a result, Cargill Foods, which purchased the first lot of heifers at the highest price of the day, verbally offered to pay a premium of $0.10 per pound for all of the beef that could be produced by this process. They also offered to pick up subsequent lots at the plant, which would eliminate the freight and auction costs. The Company sees no reason why the beef produced by the process will not be as good as the beef produced at Dalum, which the Company should be able to market at premium prices. (For more details on the quality of the beef from the results of the operation of the Dalum plant, see the Company's Form 10 KSB for June 30, 2001, as amended.)

Initially, when the first plant or two begin producing beef, it is anticipated that the finished beef will be sold at auction. Once we have a supply of beef, we anticipate approaching Cargill to see if we can revive the offer regarding payment of a premium for the beef, while the Company seeks other sources of premiums.

The Company has investigated a number of possible sources of premiums, including markets in the Far East and Europe, high-end restaurants, cruise ships and specialty meat markets that sell organic and hormone free meat. As a result of making these contacts, the Company believes that it will be able to generate premium prices from the sale of the beef and earn revenue from doing so. However, it must be noted that we do not have any agreements in place that would guarantee premium prices for the beef and are unlikely to be able to make any such agreements until we have one or more plants producing.

Management recognizes that to generate premium prices, it would be advantageous to be able to control the processing, marketing and distribution of the finished beef. A number of possibilities have been considered with the most promising being a packing plant known as Blue Mountain Packers. This packing plant and its officers and directors are not in related to the Company, or any of its officers or directors. This plant is located about 90 miles from our head office, and has the capacity to process around 1000 animals per day. It is also built to the specifications necessary to process beef for the European and Far East markets and would therefore fit into our plans. The packing plant has the potential to become a source of cash flow for the Company and a way to possibly enhance returns from the anticipated beef raising portion of our intended operations.

Although the packing plant is still available and not operating, the Company does not have an agreement to purchase, and is not negotiating to purchase, the plant as we have not been able to raise the money to purchase it and put it into operation. Furthermore, we do not at present have anyone interested in providing such financing. However, the Company continues to search for money to acquire the packing plant. No agreement will be made to purchase the packing plant until sufficient money is committed to pay the purchase price and cover operating expenses until positive cash flow is achieved.

================================================================================
Page-16-
Item 2. Plan of Operation (con't)

Another expected source of revenue is the marketing of the Hybrid fuel. The ethanol is "de-natured" with the addition of about 1% or 2% diesel in the distillation column and is then stored on site in an appropriate tank, to be picked up like bulk milk and transported to a mixing facility to be further mixed into the appropriate ratio. The Company's intention is to purchase the fuel in order to accumulate sufficient quantities to guarantee supplies to end users and relieve the operators of the need to find a market for their production. The Company plans to generate revenue by purchasing the fuel mixture from the individual operators at a discount from wholesale value, to cover the costs of transport and mixing. After mixing, the Company intends to sell the finished fuel to distributors or end users.

With regulators looking for fuels that burn cleaner and other ways to decrease engine emissions, the Company believes it will be able to develop adequate markets for the hybrid fuel as quantities increase. It should also be noted that since we are building small production units, the pace of building can be increased or decreased to closely match market development for both the fuel and the beef.

To date, the Company has received applications from more than fifty farmers who are interested in acquiring facilities. However, the Company needs to build an operating facility to demonstrate to prospective applicants that the technology works as advertised. It is also a first step toward creating operating activities and cash flow. The prospective operators want to see a plant in operation before they commit themselves and so do the banks, leasing companies and other financial institutions we have talked to about providing financing to build facilities. The institution that finances the construction of each facility is expected to be given a mortgage or similar security on the facility.

The Company has found a suitable location for its first plant, which is expected to be built in Oyama, near Kelowna, B.C., Canada. So far we have failed in our attempts to raise the money to build the first plant. We have been unable to raise money through the sale of stock because of a lack of a current market, largely due to the fact that the stock is traded on the "Pink Sheets". Conversely, because we have been unable to raise money, we have been unable to begin operations that would create cash flow that could help us get back onto the OTC Bulletin Board or other suitable exchange which might also help to develop a current market for our stock.

LIQUIDITY REQUIREMENTS
The lack of long term, adequate financing continues to be of great concern to management. Until such time as the Company sells and constructs operating facilities and recognizes revenue, the Company will probably continue to experience a cash shortage. The Company will require additional capital in the near future in order for it to continue as a going concern in the long term.

Because the Company is a developmental stage company, it is unlikely to be able to borrow money from banks and other traditional financial institutions. For the coming quarter, management will concentrate on raising money to cover liquidity requirements and complying with public reporting requirements. Our stock is presently traded on the "pink sheets" and during the next quarter, we will be responding to any comments from the SEC in order to pass the comment stage so that we can move off the "Pink sheets" and back onto the OTC Bulletin Board or some other suitable exchange. While our stock is on the "Pink Sheets", it has an effect on the perception of us amongst potential investors which makes it very difficult to raise capital.

However, we do intend to issue a registration statement as soon as possible after we have passed the comment stage to sell shares to raise, at minimum, sufficient money to cover our liquidity requirements for the next 12 months.
Our intention however, would be to raise between $1,000,000 and $1,500,000 which should be sufficient to build the first facility and operate it until it is
================================================================================
Page-17-
Item 2. Liquidity Requirements (con't)

generating cash flow.

We estimate that once we have sufficient cash, it will take four to six months to complete construction and begin operations. It is expected to take a further
3.5 to 4 months after we begin operations to finish the first group of animals, and sell them to realize cash flow. The cash flow from the plant is projected to cover all of the labor and operating costs and produce a surplus which could then be used to pay for sales, marketing and other development activities.

If we are unable to raise cash by selling shares, we estimate that we have sufficient cash reserves to continue as a going concern for the next 12 months, exclusive of the cash required to pay fees for legal and accounting services. Related parties have agreed to continue to pay these operating expenses and advance funds to pay legal and accounting fees, but they are not obligated to do so and therefore no assurances can be given. In the meantime operating expenses will be kept to a minimum until money is raised or revenue generated.

PART II	Other Information

Item 2.   	RECENT SALES OF UNREGISTERED  SECURITIES.
     			Date, title and amount of securities sold
      Date                         Title                           Amount
--------------------------------------------------------------------------------
      March 27, 2002            Common Stock                      68,700 shares

The 68,700 shares were issued for $5481 cash paid to the Company on March 22, 2002. The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the issuance of the shares. All shares were issued in a private transaction at the unsolicited request of one existing shareholder of the Company, who is a sophisticated investor. There was no public solicitation or offering, no underwriters were involved, no commissions were paid and the Company received the entire proceeds.

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

Dated: May 15, 2002
HYBRID FUELS, INC.
By:    /s/ Clay Larson    	                       /s/John Morrison.
           Director & CEO                             Director & CFO.







================================================================================