Form 10KSB/A
period 2001-06-30
HYBRID FUELS INC
filed 2002-07-08
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                ___________________

                                  FORM 10-KSB/A/4


                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Fiscal Year Ended June 30, 2001

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES
                                EXCHANGE ACT OF 1934

                For The Transition Period from _______ to__________

                          Commission File Number  0-29351

                                 HYBRID FUELS, INC.
                               ---------------------
            (Name of small business issuer as specified in its charter)

                NEVADA                                   88-0384399
          -------------------------------         ----------------------- -
          (State of incorporation)          (IRS Employer Identification No.)

              PO Box 41118, Winfield B.C.,                     V4V 1Z7
          ------------------------------------------       --------------
           (Address of Principal Executive Offices)           (Zip Code)

Issuer's Telephone Number (250) 868-0600

Securities registered pursuant to section 12 (b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common stock with par value of $0.001.

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

The number of shares issued of the registrant's common stock as of October 5, 2001 is 21,056,353

The number of shares outstanding of the registrant's common stock as of October 5, 2001 is 20,818,600

Amount of revenue for most recent fiscal year   $0.00

DOCUMENTS INCORPORATED BY REFERENCE: NONE




================================================================================
Page-2-


                         TABLE OF CONTENTS

PART I...........................................................Page 3

 Item 1.   DESCRIPTION OF BUSINESS...............................Page 3

 Item 2.   DESCRIPTION OF PROPERTY...............................Page 19

 Item 3.   LEGAL PROCEEDINGS.....................................Page 20


PART II .........................................................Page 21

 Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS...............................................Page 21

 Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION.............................................Page 24

 Item 7.   FINANCIAL STATEMENTS..................................Page 31

 Item 8.   CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS..........Page 43


PART III ........................................................Page 43

 Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS...............................................Page 43

 Item 10.  EXECUTIVE COMPENSATION................................Page 44

 Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT............................................Page 46

 Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........Page 47

 Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8- K..................................Page 47


Signatures.......................................................Page 48


Exhibits.........................................................Page 49


















================================================================================
Page-3-
                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

This Form 10-KSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. Except for disclosures that report the Company's historical results, the statements in this document are forward-looking statements. You should not place undue reliance on forward-looking statements because of their inherent uncertainty and because they speak only as of the date hereof. Actual results could differ materially from the results discussed in the forward-looking statements and the Company assumes no obligation to update forward-looking statements or the reasons why actual results may differ therefrom.

The following discussion and analysis should be read in conjunction with the various disclosures made by us in this Report and in our other reports filed with the SEC.

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

  1. Our cash reserves may not be adequate to cover our costs of operations. To date, we have covered our operating losses by loans from shareholders or privately placing securities. We expect to fund our general operations and marketing activities for 2002 with our current cash, which was obtained from the sale of securities. However, our cost estimates may not include enough provisions for any contingency, unexpected expenses or increases in costs that may arise.
  2. We may not be able to raise the capital we need. We will need to raise additional capital to develop operations and to pay ongoing expenses. If additional funds are raised through the issuance of equity, our shareholders' ownership will be diluted. There can be no assurance that additional financing will be available on terms favorable to us or at all. If funds are not available on terms acceptable to us, we may not be able to continue our business.




================================================================================
Page-4-

  3. We have not sought protection of our intellectual property through any patents, but have elected to protect it through non- disclosure agreements. Our intended business may suffer if we are unable to adequately protect our intellectual property. Because our intellectual property is not protected by patents, others may seek to discover and use our intellectual property. We cannot provide assurance that our intellectual property rights will not be invalidated, circumvented or challenged. If we are found to infringe on the intellectual property rights of others, we may not be able to continue to market our process, or we may have to enter into costly license or settlement agreements. Third parties may allege infringement by us with respect to past, current or future intellectual property rights. Any claim of infringement, regardless of merit, could be costly, time-consuming and require us to develop non-infringing technology or enter into royalty, licensing or settlement agreements. These agreements could be on terms unfavorable or unacceptable to us and could significantly harm the development of our business. In the future, we may also have to enforce our intellectual property rights through litigation. Any such enforcement could also result in substantial costs and could materially affect our financial condition and our business.
  4. We have a history of operating losses and an accumulated deficit, as of June 30, 2001, of $1,057,212.
  5. Our ability to begin operations and to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies. Our future revenues and profitability are unpredictable. We currently have no operating activities that will produce revenue and have not been able to raise the capital necessary to build our first facility and commence operating activities and as such, we do not know when we may be able to begin operations. Furthermore, we cannot provide assurance that we will be successful in raising the money necessary to begin or expand operations.
  6. The production of ethanol is being strongly encouraged by governments and private parties as a way to reduce water and air pollution which could lead to rapidly changing technology. If we are unable to adapt to rapidly changing technologies, our intended business could be adversely affected.
  7. We have no operating history which makes an evaluation of our future prospects very difficult. There can be no assurance that we can raise the money to build the first plant and if we succeed in building the first operating plant, there can be no assurances that we will be able to develop operations that are profitable or will operate as intended. If the market for our plants fails to develop, or develops more slowly than anticipated, we may not be able to meet our expenses and may not achieve profitable results.
  8. Our common stock is not widely traded, and, as a result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our common stock, our stockholders may find it difficult to sell their shares.
  9. Our Common Stock is traded on the "pink sheets" and there is no assurance that it will ever be listed on any major stock exchange. While our stock is on the "pink sheets", it has an effect on the perception of us amongst potential investors which makes it very difficult to raise capital. It can also impact the dilution associated with any financing.
  10. We have no insurance covering our operations, potential products, services or directors and officers.
  11. Future performance depends on the ability to attract, train, and retain management, technical and marketing personnel. In the future, loss of one or more key employees could negatively impact us, and there is no "key man" life insurance in force at this time. Competition for qualified personnel is intense, and there can be no assurance that we will attract or maintain key employees or other needed personnel.




================================================================================
Page-5-

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

(a) BUSINESS DEVELOPMENT
The Company was originally incorporated in the state of Florida on February 16, 1960 as Fiberglass Industries Corporation of America. On September 3, 1966, the Company changed its name to Rocket-Atlas Corp. It changed its name again on December 1, 1966 to Rocket Industries, Inc. On January 28, 1984, the Company changed its name to Polo Investment Corp. of Missouri, Inc., and on October 7, 1985 the name changed to Medical Advanced Systems, Inc. Then, by resolution adopted May 14, 1993 and filed on June 3, 1993, the Company changed its name to Polo Equities, Inc., and increased its authorized capital to 50,000,000 shares with a par value of $0.001. In May 1998, the Company changed its domicile to Nevada and changed to its current name, Hybrid Fuels, Inc., on June 10, 1998.

In May of 1998, the Company recalled 12,000,000 shares held by 3 individuals:
Justeen Blankenship, Shane Duffin, and Danni Uyeda, 4M shares each. So far as the Company is aware, no consideration was paid to those three individuals in return for the cancellation of the shares. Then, in a stock for stock exchange, the Company issued 12,000,000 shares to Donald Craig to acquire all of the issued and outstanding shares of Hybrid Fuels, U.S.A., Inc. and 330420 B.C. Ltd., (which subsequently changed its name to Hybrid Fuels (Canada) Inc.) At the time of the acquisition, Donald Craig held all of the issued and outstanding shares of Hybrid Fuels, U.S.A., Inc., and Hybrid Fuels (Canada) Inc., as Trustee for a group of individuals and companies that had contributed to the development of the Hybrid technology. At the time of the acquisition, Hybrid Fuels (Canada) Inc., owned the rights to the technology, with the result that, as a part of the acquisition, the Company acquired control over the technology necessary for the Company's intended operations. Prior to the acquisition of Hybrid Fuels, U.S.A., Inc. and Hybrid Fuels (Canada) Inc., the Company had no significant operations and was seeking a business opportunity.

(a)  BUSINESS OF THE ISSUER

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










================================================================================
Page-6-

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

Further, according to a report by noted security analyst, Edward Luttwalk, published in the February 12, 2001 edition of the Toronto Globe and Mail, factory farming involves the crowding, of thousands of animals, into an area about the size of a city block. The report states, "to put it plainly, nearly all beef cattle in North America and Europe survive in a chronic state of low level sickness with the use of large amounts of antibiotics. Because they are cheap and induce water retention that increases weight, antibiotics are just the thing for feedlot operators whose animals could not survive a week without them." Luttwalk goes on to say, "At a time when old diseases such a tuberculosis are reappearing, along with bacteria strains that have become highly resistant to antibiotics, their use in mass quantities by cattle raisers is a real problem. Until recently, it was thought that humans couldn't absorb antibiotics from cooked meat, but research prompted by bovine spongiform encephalopathy
(BSE) has disproved all that." These findings are further supported by recent research at the University of Illinois, according to a Canadian Press report. This research has documented the transfer of antibiotic resistant genes from large- scale hog facilities to surrounding water and soil. These scientists are reported to have concluded that this is evidence to tie antibiotic resistance in humans to widespread use of antibiotics in the livestock industry. Rustam Aminov, one of the scientists, is reported to have said, "Its not an unreasonable conclusion with 75% of all the antibiotics in the US finding their way into meat and poultry."

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












================================================================================
Page-7-

Concerns such as these and others about:
1.   declining farm income and the number of family farms;
2.   declining fossil fuel reserves;
3. increasing ground water contamination from animal finishing operations;
4. the increase in antibiotic resistant "super bugs" as a result of over-use of antibiotics; and
5.   threats of global warming from use of fossil fuels;
led the development of this "farm integration" plan.

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

Before the plant near Cardston could begin operating, the farmer sold the land and improperly removed the buildings and equipment. Although the plant never operated, much was learned from the construction. That information has been used to refine the design which is expected to reduce construction costs and improve operating efficiency. As a consequence of the Cardston plant being dismantled, there are no prototypes in existence at this time

THE PROPOSED FACILITIES

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

In the Company's intended facilities, approximately 200 animals are kept in a warm, dry and clean barn during the finishing process of approximately 100 to 120 days. The farm operator supplies the feedstock, which is used first to make the ethanol and then to feed the animals.







================================================================================
Page-8-

In order to make ethanol, grain, referred to as feedstock, and heat for fermentation and distillation, are needed. The heat is supplied from the burning of the used bedding straw and manure. To avoid confusion, we need to make it clear that the ethanol is not made from this waste. The ethanol is made from the fermentation of the feedstock, followed by the separation of the mash from liquid and then the distillation of the ethanol from the liquid.

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

These barns are intended to include air to air heat exchangers that in cold weather, exchange the warm, heavily moisture-laden barn air with fresh air from outside, that is heated and dried as it passes through a heat exchanger. Del Air Systems, Humbolt, Saskatchewan, manufacture the heat exchanger equipment we plan to use. Their calculations estimate heat losses from the barn at a total of 404,052 BTU per hour with gain from animal heat production of 407,078 BTU per hour at -17 Degrees F outside temperature. At this outside temperature, the inside building temperature should remain around 50 Degrees F. Management believes that these heat exchangers will keep the barn warm and dry in winter and that simple "swamp type" coolers common to the greenhouse industry will be adequate to provide summer cooling.

The barns are to be equipped with Ultra Violet (UV) type fly control units - Johnson Wax Co. Model 200A or 601T that are designed to control flies under the worst conditions, according to the manufacturer. The Company believes that regular removal and burning of the waste will also help to control flies and other parasites and thus reduce or even eliminate the need for toxic chemicals to control those pests.

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






================================================================================
Page-9-

The cattle are expected to be started between 600 and 1000 pounds and finished to about 1100 to 1400 pounds. Not all of the cattle are brought in to the barn at the same time and so are at various weights and stages of finishing. The lighter animals eat less and the heavier ones eat more, generating an average that achieves a balance that management believes will average out over the whole operation.

These plants are expected to be operated manually by 2 people, which would usually be the operator and one employee. Thus trained people are expected to be in contact with the animals several times a day, while they are being fed, or moved from one pen to another. These operators should be able to detect any illness or disease early, separate any ill animal from the rest of the herd, and treat it for that specific illness, rather than giving a general course of antibiotics to all the animals as a precautionary measure. As a result, Company intends to have a policy that permits the use of antibiotics only as required on any sick animal.

In the proposed facilities, grains, which are referred to as feedstocks, are to be used for the dual purpose of ethanol production and as livestock feed. Grains such as barley, wheat, rye, corn, etc., are all suitable. Barley is most attractive because of its abundance and high starch content. It ferments well and has long been used for alcohol production.

ETHANOL ENERGY BALANCE INFORMATION

The history of ethanol production for fuel worldwide is well documented, and covers a period of more than 75 years. The term "energy balance" associated with ethanol production, means the relationship or ratio between the energy (generally expressed in British Thermal Units or BTU's) in the ethanol compared to the energy used to produce the ethanol and is written as 2:1, 4:1, etc. That ratio would mean 4 BTU's of energy in a quantity of ethanol compared with 1 BTU of energy from some source required to make that quantity of ethanol.

According to the publication "Advances in Biochemical
Engineering - Alcohol Production and Recovery" by Maiorella, Wilke, and Blanch, of Lawrence Berkley Laboratory and Department of Chemical Engineering, University of California, Berkley, CA 94720: "Distillation until now has been considered to be very inefficient - utilizing as much energy as is produced in the alcohol product."

The Peoria, IL pilot plant built by the US Department of Agriculture illustrates that energy in the product is only 30% of energy consumed for distillation. The commercial Peoria plant indicates a more favorable energy balance in the range of 2:1. Management believes that a ratio of around 4:1 is probably fairly representative of newly built ethanol making facilities.

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

At the completion of fermentation, the resulting mash is passed through a centrifugal type separator or "spinner", which separates the liquid "beer" from the solids, called wet distillers grains, or WDGs. The separation of the


================================================================================
Page-10-

liquid, called stillage water (or beer) from these WDGs, dries them to an appropriate moisture content for feeding, and they are then conveyed to the animal feed troughs. At the same time, the beer is drained off to be used for the distillation of the ethanol.

Distillation of the ethanol from the "beer" is the next step in the process. The Company uses a proprietary separation column that is inexpensively produced and has no moving parts. The beer from the fermentation is run through this column and heat from the gasifier is used to separate, or distill, the ethanol from the stillage water. This ethanol, containing approximately five percent (5%) water, is hydrous. To produce anhydrous (dry) ethanol, either molecular sieves or azeotropic distillation equipment is required. This equipment, and the energy costs associated with operating it are expensive, and are not necessary for the Hybrid Fuels process, because we use the ethanol wet.

Management believes that the combination of the Company's proprietary fermentation process and distillation column, will result in completion of the whole process in about 12 to 15 hours. In most typical distillation operations, the process takes around 60 hours. See "Biomass Energy Monograph" published by Texas Engineering Station, Texas A & M University System, page 121, or "Saccharification and Fermentation of Barley", by Drs. M.Wayman, R.S.Parekh, O.Trass, and E.Gondolfi, Dept of Chemical Engineering, University of Toronto, Canada. The proprietary fermentation process referred to above is considered a "trade secret" as it was developed by the Company, and is not used by anyone else so far as we are aware. It is not protected by patent and therefore could be used by others which could reduce our competitive advantage.

In more typical ethanol producing plants, the WDGs are dried so they can be transported without becoming mouldy. The energy and other costs of drying the WDGs to make dry distillers grains, (DDGs) and then transporting them elsewhere are eliminated in the hybrid process by using the wet distillers grains onsite. Using such "co-products" onsite is important in reducing costs and improving the economics of the operations.

At the completion of distillation, the de-alcoholized stillage water is recovered and stored for delivery to appropriate feed containers for the animals in the barn. According to the research described below under the heading "Feeding Wet Distillers Grains and Stillage Water", the feeding of wet distillers grains and stillage water to cattle promotes weight gains. In addition, feeding the WDGs and stillage water to the animals in the adjacent barn is very important because it uses another co-product on-site, eliminates transport and drying costs and addresses the challenge of stillage disposal. The Biomass Energy Monograph by Edward Hiler and Bill Strout of Texas A. & M. University, states: "If the nation were to replace 10 percent of its gasoline consumption with ethanol, the liquid stillage from ethanol fuel production would constitute a biochemical oxygen demand (BOD) load equivalent to all its domestic sewage. Therefore, expensive water pollution controls must be major goals of the emerging fuel-alcohol industry." These "expensive water pollution controls" are not necessary in our process, as the stillage becomes a valuable animal feed supplement, not a by-product destined for disposal.

Aside from the capital costs of the plant, the two major costs of ethanol production are the feedstocks and the input energy required for fermentation and distillation. For ethanol to be accepted as a fuel extender, it must be available in a practical price range. By using the feedstock for the dual purpose of making ethanol and feeding cattle, our process effectively reduces the cost of making the ethanol. Also, by using the heat from burning the waste as an energy source for the fermentation and distillation processes, the Company believes it will not have to pay for energy from an outside source to make the ethanol, which means the process will not incur that input energy cost. Therefore, the cost of making the ethanol is expected to be more favorable than typical ethanol making operations. Making ethanol also generates another stream of income, which should make the operation more economical.
================================================================================
Page-11-

The distillers grains that are left over from the ethanol making process have a low moisture content around 5% and are fed as wet distillers grains (WDGs). The stillage water is also to be fed to the animals. The plants are designed to run in a balanced state, producing 200 Imperial (240 US) gallons of ethanol per day and enough distillers grains to supply enough food for 200 cattle.

FEEDING WET DISTILLERS GRAINS AND STILLAGE WATER

There is a considerable body of literature which indicates that the feed value of the distillers grains is superior to that of ordinary grain, and feeding stillage water increases weight gains. For example, see Dr. T. J. Klopfenstein of the University of Nebraska, in an article entitled: "How Do Wet Distillers Grains (Byproducts) Compare To Dry Distillers Grains?" in a report to the
31st Distillers Feed Conference on the "Digestibility of Distillers Grains", and
G. M. Erickson and G. R. Tisher, writing in a Beef Science article #72-980 in 1989; "Barley Distillers Grains As Supplements For Beef Cattle". These articles generally indicate a significantly higher feed value of dried distillers grains
(DDG) over ordinary grain, and higher still for wet distillers grains (WDG), which our process uses, over DDG.

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

These animals, that were fed wet distillers grain and stillage water at the Dalum facility, had a packout grade of 62% AAA, 34% AA and 4% A. This categorization represents a meat grading system which helps the consumer distinguish the quality of the meat. AAA represents a superior grade of meat based on a variety of factors including the amount of back fat, the color of the fat, the marbling of fat in the meat, and the size of the rib eye. AA is a lower level of these factors, A is less desirable still, and B is less desirable than A.

Processors, like Cargill, and consumers, pay higher prices for the superior grades because they are generally more tender and taste better.

The packout grade for these 123 animals was higher than average in the AAA category according to statistics published by CCA (The Canadian Cattleman's Association). Their figures typically show industry average of about 48% AAA, 48% AA and 4% A. From those same records, the conversion rate from live weight to carcass was 60%, meaning there was more edible meat per carcass, and therefore less waste, than the industry average of 57 to 58%, according to CCA. Both these figures mean higher returns to those who raised the animals because they represent more meat at higher grades which means higher prices.

The same kill report showed there was no death loss, no liver damage and none were condemned. Industry average for death loss and rejected animals is about 1% according to CCA. Because of these processing results, Cargill offered a premium of $0.10 per pound, for all animals that could be produced using this process, FOB the plant, which eliminates trucking and auction costs. We see no reason why operators should not be able to achieve similar results using this system, or better results if good beef cattle are used.



================================================================================
Page-12-

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

Analyses of the green feed performed by Norwest Labs of Lethbridge, Alberta in May, 2001, indicates that with a barley grass feed ration of fifteen (15) pounds per day for each animal, the company could eliminate the use of feeding hay. The Company also has a feed enrichment process that has been described in reports previously filed with the SEC. As the green grass from this system is expected to be more beneficial to the cattle at less cost than the feed enrichment process, that process will no longer be included in each plant. The equipment to produce this green feed is expected to cost around $15,000 and to fit into the barn so that feeding is relatively easy.

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




================================================================================
Page-13-

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

In addition to reducing pollution from diesel engines, this hybrid fuel helps to extend our known reserves of fossil fuels. The tests that were conducted at BCIT used a mixture of 80% diesel, 10% emulsifier and 10% ethanol. Further tests are planned using various ratios. The end ratio is expected to be 70% to 80% diesel, 10% to 15% ethanol, and 10% to 15% emulsifier. This is consistent with the University of Illinois E- Diesel research referred to below.

In the beginning, with the small quantities of the fuel from the first plant, the plan is to mix locally and use the fuel for testing and evaluation by local users. Two local firms have agreed to evaluate the fuel made by the first plant as soon as we produce it. This evaluation is expected to begin at no cost to the operators. However, later, as quantities increase, is expected to generate $1.00 to $1.40 per gallon in revenue from the sale of the ethanol to the local firms that have agreed to conduct the evaluation. The price is somewhat tied to the retail price of diesel. Although we have not yet agreed on benchmarks, the price is expected to gradually increase over time as the evaluation progresses. Handling and mixing costs are expected to be minimal, in the range of 5 to 7 cents per gallon.

After the first plant is operating, subsequent facilities are expected to be built in the vicinity of commercial mixing plants that have the capacity to handle the production from the plants on a contract basis. The plan is for the Company to purchase the resulting chemical mixture from each plant, and transport it to mixing plants for further mixing to achieve the appropriate ratio. This is designed to ensure control over all of the ethanol produced to ensure the over all best price and equitably distribute that amongst the operators. The Company expects to earn revenue for providing this service. When a larger number of plants are operating and producing sufficient quantities, the Company intends to sell the mixed fuel to end users and diesel fuel distributors encompassing all industries. Ultimately the Company may consider building and operating its own mixing facilities, if that becomes economically feasible.

Because the hybrid fuel can be used in an unaltered diesel engine, it can be used economically where it is available and the engine needs no modifications to switch back to regular diesel fuel when the hybrid fuel is not available.

Our fuel is different because it contains a small amount of water, and it will therefore require separate evaluation. The Company believes that the small amount of water in the mix will reduce the power loss from using the blend. The testing that was done at BCIT in June 1996, did not disclose any significant power loss, but further evaluation is required.




================================================================================
Page-14-

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

SUPPLIERS

The Company is not dependent on a limited number of suppliers as most of the equipment and materials required for the plants are readily available in all areas where the Company expects to be operating. The Company plans to obtain its raw materials as and when needed from local suppliers. In addition, we expect to arrange with independent contractors, to manufacture the columns and separators as necessary. Fabrication of these items is expected to be on the basis that the Company will supply the raw materials for each item, and the contractor will fabricate each item only on request by the Company. Each item will be made to our specifications, on a price that is agreed for each item. The price may change over time. Dale Hallaby Fabricating, the independent contractor we have used to date, works from its own premises and management believes they have the capacity to supply all of the items required by the Company for the next 12 to 24 months. We do not have contracts with any contractors at this time, although they are still available to us.

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





===============================================================================
Page-15-

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

TARGET MARKET AND ADVERTISING

The Company's target market for the sale of the plants is the farming communities. The Company intends to advertise its plants in trade journals, local newspapers, on radio and television programs, and through seminars and presentations at trade shows. The Company is also in contact with a number of government agencies and industry organizations whose role it is to locate and promote new opportunities for the economic benefit of farmers.

There appears to be very strong interest in the Company's project from the farming community. Even though we have not been advertising, to date the Company has received applications from more than fifty farmers, and we receive more phone calls each month.






================================================================================
Page-16-

The Company is expecting to have a screening process in place and at least four candidates approved by the time the first facility is ready to operate. These individuals will need to qualify for financing in accordance with the requirements of the particular financial institution. Financing will have to be committed before the Company would start construction. It is anticipated that the first operators will be fully trained and qualified by the time the second plant is finished and ready to operate.

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












================================================================================
Page-17-

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





================================================================================
Page-18-

Another trend that may work to our advantage is the trend of governments and health regulators to mandate environmental clean- ups and reduce pollution. In California and other states, local authorities are implementing stricter environmental clean-up requirements, in particular tighter restrictions on the handling of dairy waste which has been found to contaminate ground water. According to a Press-Enterprise report written by Leslie Berkman, in 1999, the Santa Ana Regional Water Quality Control Board, which enforces state and federal water quality standards in the Santa Ana River watershed, mandated dairy farmers remove stockpiled manure by December 31, 2001. They also established a new 180 day limit for new manure to be cleared from the dairies. The Company's use of gasifier technology and the fuel/feed facilities may assist farmers to comply with this type of regulation.

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




================================================================================
Page-19-

PRODUCT PROTECTION

The Company has not patented any of it's proprietary technologies, on the advice of legal counsel. Their reasoning is that obtaining patents tends to publish the discoveries which others can then copy and a small company will have difficulty protecting itself from infringement. As a consequence, the Company has determined that it will protect it's trade secrets and proprietary technologies by careful screening of potential operators and then having them sign non-disclosure agreements. All operators will be well briefed on protecting the proprietary information in their own best interests and all reasonable steps will be taken to ensure that they take all reasonable precautions. Also, the column and the spinner will be manufactured elsewhere, delivered and installed, without the operators knowing how they are constructed. They would essentially have to destroy the column to find out how it was made and how it works. While the Company intends to take all appropriate measures to protect secrecy, as far as the Company is aware, we are the only ones that are developing small scale plants. All of the other ethanol plants that are being considered, of which we are aware, are large operations that will produce millions of gallons per year. Our technology is useless to those operations. Management therefore believes that the risk associated with the lack of patent protection, described under number 3, RISK FACTORS, on page 3 above, is reasonably acceptable.

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

The Company has a verbal agreement with the owner of a 6 acre parcel of bare farm land on which the first plant is to be situated in Oyama. The owner is not related to the Company. Prior to commencement of construction of the plant, the Company is expecting to complete a written lease with the land owner for the land. We will own the plant and use it as a training and demonstration facility. The terms of the lease of the land are not expected to be finalized until the terms of the financing are agreed.


















================================================================================
Page-20-

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



================================================================================
Page-21-

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has authorized capital of 50,000,000 share of common stock with a par value of $0.001, of which 20,623,600 were issued and 20,385,747 were outstanding as at June 30, 2001 and the Company had 246 shareholders of record.

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














================================================================================
Page-22-

RECENT SALES OF UNREGISTERED SECURITIES.

1. In 1998, during the negotiation and consummation of the reverse merger, Donald Craig acted as trustee for a number of sophisticated investors that had contributed money or services to the development of the process and/or held stock in Hybrid Fuels, U.S.A., Inc. and Hybrid Fuels (Canada) Inc. (formerly known as 330420 B.C. Ltd.). At the conclusion of the reverse merger, he received control over 12,000,000 shares in trust, which were legally titled upon issuance as follows:

Ron Stauffenberg                              25,000 shares
Donald E. Parodi                              20,000 shares
Tom Wakely                                     5,000 shares
Marilyn Piazza                                10,000 shares
Nancy Brothers                                50,000 shares
Dave Thomas                                  100,000 shares
Don LaForge                                  120,000 shares
Rupert Oberlohr                               80,000 shares
Carolyn Ehert                                 20,000 shares
Thomas Dunn                                   10,000 shares
Richard Binger                                10,000 shares

Subtotal                                     450,000 shares
James Bordean                                500,000 shares
Donald Craig                                 500,000 shares
Iris McCammon                             10,550,000 shares
                                    Total 12,000,000 shares

Messrs. Parodi, Thomas, LaForge and Dunn were directors of Hybrid Fuels, Inc. (the "Issuer" for purposes of this discussion), the ultimate parent company and the registrant. Ms. Brothers was the spouse of a director of the Issuer. All of the shareholders comprising the 450,000 shares above had advanced funds to Donald Craig to support the project and consummate the transaction. These investors had seen information regarding the Cardston plant that was under construction by 753074 Alberta Ltd., as well as information regarding the plant process. 300,000 of these 450,000 shares were issued to directors (in the case of Ms. Brothers, to the spouse of a director), and so were issued to insiders who were accredited investors. The Issuer does not have specific representations whether the remaining six investors were accredited investors, but current management was informed by Mr. Bordean that the Issuer understood at the time of the transaction that the remaining six investors were accredited. There was no general solicitation in connection with raising funds from investors. The remaining six investors had prior contacts with the director investor group. Based on these facts, the Issuer believes that the Section 4(2) private offering exemption applies. In addition, current management believes that, through compulsory legal process (in defense of any potential rescission claim), it would be able to establish the accredited status of the remaining six investors, meaning that the exemption afforded by Rule 506 would also apply. Given that a total of $450,000 was advanced in connection with the project and the transaction, the Issuer also believes that the exemption afforded by Rule 504 would apply.












================================================================================
Page-23-

Ms. McCammon, President of the Issuer at the time, held legal title to shares that were ultimately issued to the following persons:

Auchengrey Ltd                             2,000,000 shares
Killaloe Ltd                               2,000,000 shares
753074 Alberta Ltd.                        1,440,000 shares
Donald Craig                               2,310,000 shares
Clay Larson                                1,000,000 shares
Nomad Resources                            1,000,000 shares
Michel Conus                                 400,000 shares
Gordon Colledge                              200,000 shares
John Morrison                                100,000 shares
Doug Hayward                                 100,000 shares
                                    Total 10,550,000 shares

No person (or for entities, their ultimate beneficial owners) receiving shares from Ms. McCammon was a U.S person. Ms. McCammon held the shares in trust for these ultimate beneficial owners. Although she was supposed to hold the shares only briefly, extended persuasion was required to convince her to comply with her obligations and issue the shares to their rightful owners. Ms. McCammon ultimately resigned as President of the Issuer. Messrs. Bordean and Craig, each of whom was issued 500,000 shares at the time the 10,550,000 shares were issued to Ms. McCammon, are not U.S. persons. The transactions with these investors were accomplished outside the United States with persons who were previously involved with Hybrid Fuels, U.S.A., Inc. and Hybrid Fuels (Canada) Inc., so there were no selling efforts of any kind involved with the transaction. The shares were issued to these investors with restrictive legends. As a result, the Issuer believes that the exemption afforded by Regulation S applies to these investors. In the alternative, because of the prior association of these investors with the business, the Issuer believes that the Section 4(2) private offering exemption also applies.

No brokers were involved and no commissions or discounts were paid in connection with any of the foregoing transactions.

2. Date, title and amount of securities subsequently sold by the Company:

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

The shares issued August 10, 2000, August 31, 2000, November 28, 2000 and June 26, 2001 were all made in consideration of shareholders not making rescission claims in respect of an Offering Memorandum used in December 1998 that contained information that appeared inaccurate. As the Company had no funds to conduct a rescission offer, the Company made an exchange offer to all of the subscribers, by which we agreed to issue restricted stock in lieu of a rescission offer, and these individuals accepted that offer. The individuals who accepted the offer were also given an undertaking that they would receive a rescission offer when the Company had the funds available and they would then have the right to the return of their money plus interest or they could keep the stock. When a rescission offer is made, the subscriber has a period of time to accept or reject the offer. If the offer is accepted, the Company is usually protected from further liability. Since the Company has not made a rescission offer as required by law, the Company would not be protected from liability for rescission claims as it would be if such an offer had been made.

The money paid by these subscribers is shown as temporary equity and the stock is shown as issued but not outstanding until the rescission rights are extinguished.
================================================================================
Page-24

The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the issuance of these shares. These shares were issued in isolated private transactions directly with the subscribers, and not involving any public solicitation. Over the course of more than a year, 23 of the original 34 offerees have accepted the exchange offer. In making the exchange offer, no offering materials were used, no brokers were involved and no commissions or discounts were paid. The Company also believes that because the exchange involves an exchange of its own securities with existing security holders exclusively, the exemption afforded by Section 3(a)(9) also applies. The Company does not take the position that this exchange extinguishes whatever rescission rights the offerees have as a result of the initial offering.

3. Date, title and amount of securities subsequently sold by the
Company:
           Date                     Title                 Amount
           ----                     -----                 ------
       June 11, 2001             Common Stock         1,300,000 shares

On June 11, 2001, resolutions were passed to issue 200,000 shares to John Morrison, Director and CFO in return for services rendered to the Company. However, the Transfer Agent did not issue the actual share certificate until September 2001. On June 11, 2001, 100,000 shares were issued to the manager of the packing plant for services rendered to March 15, 2001. A further 1,000,000 shares were issued to an unrelated company which had made payments of $119,468 of Company related expenses. See Note 5 to the Financial Statements. These three investors are not U.S. persons. The transactions with these investors were accomplished outside the United States with persons who were involved with the business of the Issuer, so there were no selling efforts of any kind involved with the transaction. The shares were issued to these investors with restrictive legends. As a result, the Issuer believes that the exemption afforded by Regulation S applies to these investors. In the alternative, because the shares were issued in isolated private transactions not involving any public offering to three sophisticated investors, all of whom had prior business relationships with the Company, the Issuer believes that the Section 4(2) private offering exemption also applies. No offering materials were used, no brokers were involved and no discounts or commissions were paid in connection with these transactions.


Item  6.    MANAGEMENT  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF OPERATION

Background

We are a development stage company that has not yet proved the feasibility of its planned principal operations. In their opinion on our June 30, 2001 financial statements, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception. To date we do not have any operations that generate revenue and have been unable to raise money to begin operations. Until such time as we prove the feasibility of our planned principal operations, we are likely to continue to experience a cash shortage. Because we are a developmental stage company, we are unlikely to be able to borrow money from banks and other traditional financial institutions. We do not anticipate making any commitments to borrow money within the next 12 months, unless we can secure construction loans to build our first plant. The lack of long term, adequate financing continues to be of great concern to management.

We will require additional capital soon in order to continue as a going concern in the long term. Until we have arranged financing, no operating activities are planned. In the absence of operating activities, our cash general and administrative expenses for the next 12 months are expected to be less than $500

================================================================================
Page-25-

per month, exclusive of executive compensation, which is deferred, and professional fees for legal and accounting services.

Our ability to continue to operate in the future depends on us being able to raise money to build our first plant. We have identified a contractor that is working towards making arrangements to build the first plant, and we are therefore concentrating our efforts on raising money to build the first plant and commence operations. We estimate we need to raise approximately $1 million to cover payables, build the first plant, begin the development of operating activities and deal with potential claimants. This estimate includes $350,000 for plant construction, $110,000 for cattle, $30,000 for payables (excluding shareholder loans and accrued executive salaries), $70,000 for salaries, consumables and other operating expenses until the plant begins to generate cash flow, and $250,000 for contingencies and to start developing operating activities. The remaining $190,000 constitutes a reserve for any shortfalls in our estimation process or any unforeseen contingencies. Although we are negotiating with potential investors to fund the construction of the first plant, we do not have any commitments at this time.

Management recognizes that to generate long-term cash flow, we need to develop operating activities. We need to build and begin operating the first bio-fuel and beef facility to create cash flow and to demonstrate to potential operators, lenders and investors that the technology works as described. Prospective operators and those who will approve the financing for the construction of subsequent plants want to see a profitable facility in operation before they commit themselves.

Strategy to Raise Capital

Although we do not have any cash reserves, related parties have indicated a willingness for the time being to continue to pay operating expenses and advance funds to pay legal and accounting fees. The Company therefore believes that it can continue as a going concern in the near term. These related parties are not obligated to pay Company operating costs, and therefore, no assurances can be given that they will continue to do so. If these related parties cease to advance money to pay these operating costs, the Company may have to cease operations and liquidate.

So far, all potential investors we have contacted have been reluctant to invest funds as long as we are on the "pink sheets." Our plan is to comply with all applicable SEC reporting requirements so that we can have a market maker apply to the NASD to have our common stock authorized for inclusion on the OTC Bulletin Board. We are aware of a class of investors who will invest money in companies whose stocks are traded on the OTC Bulletin Board, although we do not have any specific investors identified at this time who have committed to invest funds in the Company. We hope to have met these requirements and to have our stock quoted on the OTC Bulletin Board within four months. Although our plan is to have our stock traded on the OTC Bulletin Board, there can be no assurance concerning the time frame when that may occur, if at all.

Because of our low stock price, and the fact that we are on the "pink sheets", we do not intend to sell additional shares of our common stock in the immediate future unless we have no other source of money to pay expenses. Once our stock is trading on the OTC Bulletin Board, we plan to contact prospective investors to raise the approximately $1 million in capital discussed above. This planned offering and sale of our common stock will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement. This disclosure is not an offer of securities or a solicitation of an offer to buy securities. Placements will be made only to investors with preexisting contacts with Hybrid Fuels and its authorized representatives. If we encounter unforeseen delays or difficulties in getting our stock to trade on the OTC Bulletin Board and we must continue to trade on the pink sheets, we may
================================================================================
Page-26

reevaluate the price at which we will sell our equity securities to raise capital.

Our plan to have our stock traded on the OTC Bulletin Board could also be frustrated by the introduction of the BBX Exchange, a proposed automated electronic exchange that would replace the negotiated order system of the OTC Bulletin Board. In the near term, the NASD may slow its processing of new applications to the OTC Bulletin Board, because the OTC Bulletin Board will terminate soon and BBX applications may be filed as early as July 1, 2002. The BBX Exchange is slated to go "live" in March 2003. The most recent NASD proposal to the SEC regarding the BBX Exchange does not contain a definite date when the OTC Bulletin Board will terminate, but the stated objective of the introduction of the BBX Exchange is to remove any market for stocks between the pink sheets and the BBX Exchange. If the uncertainty created by the BBX Exchange prevents us from having our stock traded on the OTC Bulletin Board, we would have to reevaluate our capital raising strategy. We would have to assess whether we would remain a pink sheets company and sell our equity securities at the lower prices that a pink sheets listing entails or whether we could achieve the more rigorous listing standards of the BBX Exchange and apply to have our common stock traded there. If we were to attempt the BBX Exchange alternative, we would either have to raise some capital at the pink sheets level to fund the application process or have to convince related parties to advance these funds.

Plan of Operation Assuming Adequate Capital Raised

The discussion in this section assumes that we will succeed in raising the approximately $1 million that will be used to place our first plant in service. The major goal of placing the first plant in service is to demonstrate the economic feasibility of the system. Once this first plant is operating, we expect to use it as a demonstration and training facility and to earn revenue from its operation. Assuming that it will be necessary to pay market price for grain, bedding and other supplies and that we will receive no more than market price for the finished animals, our projections indicate that the plant should generate sufficient revenue to pay all of our operating costs, plus a small surplus which may be used toward development of operating activities. The financial institutions that have expressed interest in financing subsequent plants want to see this first plant generate sufficient cash flow to pay all operating costs and debt service. We anticipate that the plant will show sufficient cash flow to make it possible for us to get approval for financing subsequent plants.

Management has planned to build the first plant at Oyama, on approximately six acres of farmland just north of Kelowna, British Columbia. We will need to finalize a lease to enable us to build on this site. This location provides the company supervisory ability and site control. Once we have financing available to construct the plant, we believe we can quickly finalize the lease for the site.

An operating facility includes the barn, the ethanol making equipment, the bio-furnace or gasifier, "Greener Pastures" grass growing system, and the right to use the proprietary information and technology, as more fully described under "Proposed Facilities" on page 6 above. The cost of building this plant is anticipated to be approximately $350,000. Approximately $220,000 of this cost is for foundations and flooring, buildings, the gasifier, the ethanol making equipment, tanks and machinery. Soft costs, for such items as permits, engineering and other professional fees, survey and layout, site preparation, delivery of buildings and materials, rentals, small tools and miscellaneous, are estimated at $60,000. We estimate we will spend approximately $70,000 for construction labor and supervision.

Once financing is arranged and we have finalized our lease, we anticipate it will take approximately two months to construct the plant. Foundations and flooring are expected to take approximately two weeks and the erection of the
================================================================================
Page-27-

buildings are expected take another two weeks. Once the buildings are finished, the installation of the gasifier, pens, feed bunks and ethanol making equipment are expected to take another month. Our plan then provides up to another two months for any delays, initial start-up and testing, for a total of up to four months from beginning construction until the plant is fully operational. At one point we had attempted to have a contractor construct the plant, which we would then lease from the contractor. That proposed arrangement is no longer available to us; we must finance the plant construction ourselves.

We have designed the plant to accommodate 200 head of cattle. As we near the end of testing the plant, we plan to begin the finishing operation for the cattle, with an initial group of 20 to 25 cattle. The finishing operation is designed to function on a staggered basis, so that every two weeks (initially) we will bring in an additional 20 to 25 cattle. We will sell the cattle on the same staggered basis as they complete the finishing process. As we gain experience with the plant, we intend to bring cattle in 40 to 50 at a time on three to five week intervals to take maximum advantage of the size of the trucks used to transport the cattle.

The cattle will begin the finishing operation in quieting pens where they spend approximately two weeks being transitioned from their prior diet to the wet distillers grains diet. After completing the diet transition, the cattle are moved into the barn, where, on average, they will spend approximately 100 days being fed the finishing diet. At the end of the finishing operation, our plans for this demonstration plant call for the cattle to be sold at auction. As one group of cattle is sold, another takes its place, as both the finishing operation and our staggered acquisition scheme are scheduled to take approximately three to four months, depending on how long the finishing takes. As a result of using this staggered acquisition scheme, we will not run the plant at full capacity until approximately four months have passed from the plant becoming operational. As a result the cattle we begin selling during the fourth month, which will generate our initial revenues, will bear a disproportionate amount of fixed costs compared to cattle sold beginning in the eighth month. We believe, however, that at the end of the fourth month, when we sell the first group of finished cattle, we will be able to prepare pro forma information that will demonstrate the financial fundamentals of the plant for purposes of demonstrating cash flows to prospective financiers of future plants.

We plan to add, on average, between 400 and 500 pounds per head during the finishing operation. The weight per head when we acquire the cattle will vary, principally due to the time of year when the cattle are acquired (most calves are born in the spring and are ready to begin being sold as feeder cattle seven months to a year later). Generally speaking, the older they are, the more they weigh. One of our fundamental assumptions is that the plant will have the potential to break even if we can sell finished cattle at prices per pound that are less than the prices per pound at which we purchase them. Generally in the cattle industry feeder cattle sell at a higher price per pound than finished cattle. The increase in weight during the finishing operation provides the potential for generating a profit or at least breaking even when selling finished cattle at a lower price per pound. For example, assume we purchase a 600 pound animal for $0.90 per pound, or $540, that we finish to 1000 pounds and sell at $0.85 per pound, or $850. The $310 difference between our purchase price and the sale price would have to cover the consumables purchased to prepare wet distillers grains for the animal and a pro rata share of the plant's operating costs, including debt service. At this time we do not have financial data to support the breakeven pricing spread for the plant. Developing this relationship between the plant's cost structure and tolerable price differentials will provide critical information for prospective financiers of future plants.

We expect that as sale prices move close to or exceed purchase prices, the plant's cattle finishing operation will make a profit. Cattle prices are volatile, however, so there is a distinct risk that sale prices for finished
================================================================================
Page-28

cattle could be below the pricing threshold, resulting in a loss on cattle finishing. The greater the price spread, the more important ethanol sales become to the overall profitability of the plant. Farmers with integrated operations who grow their own consumables could have greater price flexibility on the cattle finishing operation if their cost of producing the consumables is less than the market price for consumables. We do not plan to have an integrated operation at the first plant, so we will have to pay market prices for our consumables.

We do not plan to sell the ethanol produced by the first plant during at least the first two to three months of its operation. We have discussed with local owners of a sawmill and trucking company giving them the ethanol for this two-to three-month period, with a view toward charging them in the future once they have determined that they can use the ethanol economically without harm to their equipment. Once the plant is at full capacity, we project that the plant will produce approximately 240 US gallons of ethanol per day, which could be sold at market prices slightly below the price of the diesel fuel with which it will be blended. The price of ethanol will vary, usually in tandem with the price of diesel. Assuming a price of $0.70 per gallon for ethanol, monthly sales of ethanol would be approximately $5,000.

Once we have operated the plant for four months, we believe that the actual financial results for the finishing operation and ethanol sales will provide us with a basis to prepare pro forma financial information establishing the economic feasibility of the plant. By establishing the economic feasibility of the plant, we will then be able to implement our business plan, which is based on identifying third parties who will work with us to construct and operate their own plants. If our assumptions prove wrong or we encounter unforeseen obstacles, our ability to demonstrate the plant's economic feasibility may be delayed, or, in the worst case, we may not be able to establish the economic feasibility of the plant and may have to abandon the business and liquidate the company.

Plan of Operation Assuming Establishment of Facility Feasibility

The discussion in this section assumes that we will succeed both in raising the approximately $1 million that will be used to place our first plant in service and in demonstrating the economic feasibility of the plant. Once these milestones are achieved, we intend to have others build, own and operate additional plants, while we earn revenues from a variety of sources related to the plants. We plan to earn revenue from:

1.   operating the demonstration facility we build and own;
2.   profit on the sale of subsequent plants;
3.   the lease of the column and spinner to each operator;
4.   the royalties and service fees that each operator will pay;
5. the purchase of the ethanol mixture from the operator at 80% of wholesale value and the sale to distributors or end-users;
6.   an incentive from premiums from marketing the finished animals.

Once we have established the economic feasibility of our demonstration plant, we intend to operate it and earn revenue from the sale of cattle and ethanol.

We intend to license our technology and provide our expertise to third parties that want to construct plants. We expect to earn a profit and recognize revenue on the sale of each plant. We plan to charge fees in connection with the sale of each plant, based on the value to the operator of having us organize and supervise the construction of the plant and train the operator. We expect the fees from the sale of the plants to be sufficient to cover all of the operating costs we will incur in qualifying candidates, training operators, supervising construction and start-up, etc., until royalties are received.

To date, we have received applications from more than 50 farmers who have
================================================================================
Page-29-

expressed interest in constructing a plant. We are currently developing a screening process to select suitable candidates, and we expect to assist them in obtaining financing for plant construction. Once we have demonstrated our demonstration plant's economic feasibility for purposes of obtaining financing of subsequent plants, we expect to have selected four operators. After operators have been selected and have qualified for financing, we plan to train them and assist in constructing the facility. We anticipate that it will take approximately six months from the time our plant demonstrates economic viability to build the second plant and get it operating.

We intend to lease to the operators, on a permanent basis, the separation column, which is used to distill the ethanol, and the spinner, which is used to separate the mash from the water after the fermentation process. These two items are integral parts of the plants, and leasing them is designed to protect the secrecy of these most vital pieces of the technology. The lease payments will generate revenue for us and will be payable monthly in amounts yet to be finalized.

We plan to charge a royalty for the use of the trade secrets and proprietary information. The royalty, which is expected to be $2500US per month, per plant, based on the projected benefits of the use of trade secrets to the operator, will begin when each plant begins operation. Incentives in the form of reduced royalties may be offered to the first 10 to 20 operators who make early commitments to purchase plants.

We also expect to charge each operator service fees to cover the cost of ongoing training, service, technical support, and quality control. We expect these fees to be in the $150 to $250 per month range.

We expect to enter into contracts with our operators to act as their marketing arm for the beef and fuel. We expect this arrangement to generate revenue for us and give us control over greater quantities of both products than any individual operator would have. We believe this arrangement will provide us with the ability to make better deals with, and provide more secure delivery to, distributors and other purchasers. We believe that operators will appreciate being relieved of these marketing responsibilities, particularly if beef sales at premium prices generate greater revenue for them. We expect revenue for Hybrid to come from the resale of the fuel and from a portion of any premium that the Company can obtain from the sale of the beef.

Based on the results of the test trials at the Dalum plant, we believe we will be able to generate premium prices for the beef because it is hormone free and because of its high quality and taste. At the Dalum plant, the purchaser of the 123 heifers agreed to pick up subsequent lots at the plant and pay a premium of $0.10 per pound for all of the beef that could be produced using our process. We do not have commitments from any buyers to purchase the beef at premium prices at this time.

We believe that ultimately the best way to obtain the best premium, is to control the processing, marketing and distribution of the finished beef. To that end we continue to search for money to purchase the packing plant known as Blue Mountain Packers, near Salmon Arm, B.C. This purchase is not likely to happen before our next fiscal year end, but it remains part of our long term plan. No commitment will be made to purchase the packing plant until sufficient money is committed to pay the purchase price and cover operating expenses until positive cash flow is achieved.

Within 18 to 24 months of the first plant demonstrating viability, we expect third parties to have 15 to 20 plants operating. We expect that many of these operators will require assistance to obtain financing in order to construct a plant. We have had preliminary discussions with CIBC, Scotiabank, Leaseline, Dominion Leasing and a Swiss broker with connections to several European "ECO" funds, all of whom have expressed interest in providing financing for plants. We
================================================================================
Page-30-

have been told that our project should qualify if we can demonstrate the economic viability of the operation. Once the first plant is operating the plan is for the Swiss broker to arrange to have the appropriate representatives of these ECO funds inspect the plant and if it qualifies, to use them as a source of financing for plant construction, thereby permitting us to expand our operations.

Historical Results

The loss for the year ended June 30, 2001, was $312,660, compared to $324,144 for the comparable period the previous year. The largest items making up those losses were the deposit of $170,561 on the packing plant which was written off in 2000 and the advances of $84,951 to Blue Mountain which were written off in 2001. As the deposit was paid in the period ended June 30, 2000, and the audit for that year was completed after the deposit was forfeited, the removal of the deposit as an asset is disclosed as effective the June 30, 2000 year end. The advances to Blue Mountain were written off as of June 30, 2001, when it became clear in June 2001 that commitments from investors to advance money to the Company, which could have allowed Blue Mountain to begin operating, were unlikely to be fulfilled.

The largest increase in expenses in 2001 was the increase in professional fees to $72,419 from $22,008 over the June 30, 2000 year end. This increase resulted from the Company filing a registration statement in February 2000, and becoming fully reporting in April 2000. The accounting and legal fees associated with responding to comments from the SEC and filing quarterly and annual reports were incurred subsequent to the June 2000 year end.

Imputed interest increased to $59,202 in 2001 from $30,735 in 2000. This is interest that is imputed on non-interest bearing amounts that are advanced to, or paid on behalf of the Company, plus deferred executive compensation. The increase results from increases in deferred executive compensation, plus advances to, or on behalf of the Company. Executive compensation shown is the salary for the President, which is deferred until funds are available to pay his salary.

In an attempt to raise money to build the demonstration plant, in April 2001, we agreed in principle to sell a license to use the technology in the Province of Quebec, in Canada. This was done by a combination of letters and telephone discussions. As it became obvious that the prospective licensee was not making the progress expected, we terminated negotiations on March 28, 2002. We have no present intent to sell a license based on a geographic territory.





















================================================================================
Page-31-












Item 7. FINANCIAL STATEMENTS

Hybrid Fuels Inc.

Index to Consolidated Financial Statements


Report of Independent Auditors..............................F-1

Consolidated Balance Sheets.................................F-2

Consolidated Statements of Operations.......................F-3

Consolidated Statements of Cash Flows.......................F-4

Consolidated Statements of Stockholders' Equity.............F-5

Notes to Consolidated Financial Statements..................F-6-F-11


































================================================================================
                                        F-1

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

MANNING ELLIOT
CHARTERED ACCOUNTANTS
Vancouver, Canada
September 21, 2001







=============================================================================
                                        F-2

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

                                                       June 30 (Restated-
                                                        2001   -See Note 10)
                                                               June 30, 2000
                                                         $         $
--------------------------------------------------------------------------------
ASSETS

Current Assets

Cash                                                       2            485
--------------------------------------------------------------------------------
Total Assets                                               2            485
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                      14,807          3,111
Accrued liabilities (Note 6(d))                       15,000             -
Note payable (Note 4)                                 33,638         42,013
Shareholder loan payable (Note 6(a))                 196,255        163,748
Amounts owing to a Director (Note 6(b))              152,111         74,432
--------------------------------------------------------------------------------
                                                     411,811        283,304
--------------------------------------------------------------------------------
Temporary Equity (Note 7(d))                         223,000        223,000
--------------------------------------------------------------------------------
Stockholders' Equity (Deficit)

Common Stock (Note 7): $0.001 par value; 50,000,000
shares authorized 20,623,600 and 19,523,600 shares
are issued and outstanding respectively               20,624         19,524

Additional Paid-in Capital                           285,842        162,474

Donated Capital - Imputed Interest (Notes 5 and 6)   115,937         56,735

Deficit Accumulated During the Development Stage  (1,057,212)      (744,552)
--------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                (634,809)      (505,819)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                 2            485
--------------------------------------------------------------------------------

Nature of Operations and Continuance of Business (Note 1)
Other Contingencies (Note 8)

(See Accompanying Notes to the Consolidated Financial Statements)











================================================================================
                                        F-3
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations


                                         Accumulated from        Years ended
                                         from February 26, 1960 (Restated-
                                         (Date                   of See Note 10)
                                         Inception)
                                         to  June 30,          June 30, June 30,
                                           2001                 2001       2000
                                                   $             $          $
--------------------------------------------------------------------------------
Revenue                                            -             -          -
--------------------------------------------------------------------------------
Expenses

Advances to Blue Mountain Packers                 84,951    84,951       -
written-off (Note 3)

Deposit on plant written-off                     170,561      -         170,561
(Note 3)
Disputed compensation (Note 8(b))                243,463      -          -
Executive compensation (Note6(b))                144,000    72,000       72,000
Filing and regulatory fees                        15,530     5,092        5,438
General and administration                        58,949     2,973        3,045
Imputed interest (Notes 5 and 6)                 115,937    59,202       30,735
Interest                                           2,129     2,129       -
Investor relations                                16,698     4,092       12,606
Professional fees                                141,368    72,419       22,008
Rent and telephone                                41,922     6,699        6,535
Research and development                           8,000      -            -
Travel and promotion                              13,704     3,103        1,216
--------------------------------------------------------------------------------
                                               1,057,212   312,660      324,144
--------------------------------------------------------------------------------
Net Loss                                      (1,057,212) (312,660)    (324,144)
--------------------------------------------------------------------------------
Net Loss Per Share                                            (.02)        (.02)
--------------------------------------------------------------------------------
Weighted Average Shares Outstanding                     19,524,000   14,609,000
--------------------------------------------------------------------------------


(See Accompanying Notes to the Consolidated Financial Statements)



















================================================================================
                                        F-4
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
                                                  Accumulated
                                                  from           Years ended
                                                  from February
                                                  26, 1960       (Restated-
                                                  (Date of       See Note 10)
                                                  Inception)   June 30, June 30,
                                                  June 30, 2001 2001     2000
                                                         $       $         $
--------------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                                          (1,057,212) (312,660)(324,144)

Non-cash items
Shares issued for services                            12,000      -        -
Other adjustment                                        (502)     -        -
Imputed interest                                     115,937    59,202   30,735
Deposit on plant written-off                         170,561      -     170,561
Advances written-off                                  84,951    84,951     -

Adjustment to reconcile net loss to cash
Accounts payable and accrued liabilities              29,807    26,695    3,111
--------------------------------------------------------------------------------
Net Cash Used In Operating Activities               (644,458) (141,812)(119,737)
--------------------------------------------------------------------------------
Cash Flows To Investing Activities

Deposit on plant                                     (170,561)    -    (170,561)
Advances to Blue Mountain Packers lTD.                (79,951) (79,951)    -
--------------------------------------------------------------------------------
Net Cash Used By Investing Activities                (250,512) (79,951)(170,561)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities

Note payable                                           33,638   33,638     -
Advances payable                                      119,468   77,455   42,013
Amounts owing to a Director                           152,111   77,679   74,432
Shareholder loans payable                             196,255   32,508   24,338
Temporary equity and redeemable shares                223,000     -        -
Issuance of common stock                              170,500     -     150,000
--------------------------------------------------------------------------------
Net Cash Provided By Financing Activities             894,972  221,280  290,783
--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                             2     (483)     485
Cash - Beginning of Period                               -         485     -
--------------------------------------------------------------------------------
Cash - End of Period                                        2        2      485
--------------------------------------------------------------------------------
Non-Cash Financing Activities

A total of 12,000,000 common shares were issued for
services in 1993                                       12,000     -        -
A total of 1,100,000 restricted common shares were
issued to settle debt                                 124,468  124,468     -
--------------------------------------------------------------------------------
Supplemental Disclosures

Interest paid in cash                                    -        -        -
Taxes paid in cash                                       -        -        -

(See Accompanying Notes to the Consolidated Financial Statements)
================================================================================
                                        F-5

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
                                                                 Deficit
                                                                 Accumulated
                            # of             Additional          During the
                          Shares     Par     Paid-in     Donated Development
                         Issued and Value    Capital     Capital Stage     Total
                         Outstanding    $             $        $           $   $
--------------------------------------------------------------------------------
Cumulative from February 16,
1960,(Date of Inception) to
June 30, 1997            15,000,000  15,000       3,398       -      (18,398) -

Shares returned to treasury
for cancellation (Note 7(a))
                        (12,000,000)(12,000)     12,000       -        -     -
Shares issued to effect a
reverse merger (Note 7(a))
                         12,000,000  12,000     (12,000)      -        -     -
Net loss for the year          -        -           -         - (93,633)(93,633)
--------------------------------------------------------------------------------
Balance at June 30, 1998 15,000,000  15,000       3,398       -(112,031)(93,633)

Issuance of 1,900,000 shares
(Note 7(b))               1,900,000   1,900      (1,900)      -        -     -

Issuance of shares for cash
                             23,600      24      13,576       -        - 13,600
Imputed Interest(Note 5)         -        -           -  26,000        - 26,000

Net loss for the year                                         (308,377)(308,377)
--------------------------------------------------------------------------------
Balance at June 30,1999  16,923,600  16,924      15,074 26,000(420,408)(362,410)

Cancellation of previously
issued shares (Note 7(b))(1,900,000) (1,900)    1,900      -        -      -

Issuance of shares for no consideration
(Note 7(c))               3,000,000   3,000    (3,000)     -        -      -

Issuance of shares pursuant to a subscription
agreement (Note 7(c))     1,500,000   1,500   148,500      -        -    150,000

Imputed Interest (Notes 5 and 6)
                              -         -        -       59,202     -     59,202
Net loss for the year
(Restated -See Note 10)                                          324,144 324,144
--------------------------------------------------------------------------------
Balance at June 30,2000  19,523,600  19,524   162,474   56,735(744,552)(505,819)

Issuance of shares in June 2001
to settle debt (Notes 7(e) and (f))
                          1,100,000   1,100   123,368      -      -      124,468
Imputed Interest (Notes 5 and 6)
                                -        -        -     59,202    -       59,202
Net loss for the year                                         (312,660)(312,660)
--------------------------------------------------------------------------------
Balance at June 20,2001  20,623,600  20,624  285,842 115,937(1,057,212)(634,809)
--------------------------------------------------------------------------------
As at June 30, 2001 an additional 237,853 shares were issued but not outstanding as these shares were issued with rescission rights attached (Note 7(d)).
(See Accompanying Notes to the Consolidated Financial Statements)
================================================================================
                                        F-6
1.   Nature of Operations and Continuance of Business

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

  The  Company  will  need  to  rely on  the  forbearance  of  some creditors
  and  related parties have agreed to continue  to  fund working   capital  as
  needed.  The  Company  has  entered   into discussions with third parties to
  directly finance a facility in which the Company will then commence with its business plan.
================================================================================
                                        F-7
2.   Summary of Significant Accounting Policies

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

  (d)  Accounting for Stock-Based Compensation

  SFAS No. 123, "Accounting for Stock-Based Compensation," reuires that stock awards granted be recognized as compensation expense based on fair values at the date of grant. Alternatively, a company may account for stock awards granted under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense. Stock based compensation for non- employees are accounted for using SFAS No. 123.


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









================================================================================
                                        F-8
4.   Note Payable

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

================================================================================
                                        F-10

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

   (c) See Note 7(d) for temporary equity and related rescission rights for subscribers of 351,120 shares of the Company.

9.   Subsequent Events

          On September 19, 2001, 200,000 shares were issued to settle debt referred to in Note 6(d).





























================================================================================
                                        F-11

10.  Restatements

          The Company has restated its financial statements for the year ended June 30, 2000. The nature of the restatements and the effect on net income and earnings per share are as follows:

                                                                        $

   Net loss for the year as previously reported                      (80,835)

   Corrections effecting net income:

(a)Inclusion of imputed interest at a rate of 15% per annum on
   non-interest bearing loans                                        (30,735)

(b)Deposit on plant written-off                                     (170,561)

(c)Recognition of a liability owing to a non-related company for expenses paid
   on behalf of the Company                                          (42,013)
--------------------------------------------------------------------------------
Net loss for the year as restated                                   (324,144)
--------------------------------------------------------------------------------
                                                                        $

   Loss per share as previously reported                              (.01)

   Loss per share on restatements                                     (.01)

   Loss per share as restated                                         (.02)

  In addition to the restatements noted above certain other financial statement note disclosures were provided to improve the overall presentation of the Company's financial statements.






























================================================================================
Page-43-

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






================================================================================
Page-44-

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















================================================================================
Page-45-

                             SUMMARY COMPENSATION TABLE
               Annual compensation               Long term compensation
--------------------------------------------------------------------------------
                                 Other   Restricted Securities LTIP    All
                                 Annual    stock    underlying payouts other
Name &      Year Salary Bonus    Compen-   awards   options/SARs  ($)  Compen-
Principal    ($) ($)             sation($) ($)          (#)            sation
Position
--------------------------------------------------------------------------------
Clay Larson 2001 72,000  -0-      -0-       -0-         -0-       -0-    -0-
            2000 72,000  -0-      -0-       -0-         -0-       -0-    -0-
President,  1999 36,000  -0-      -0-       -0-         -0-       -0-    -0-
--------------------------------------------------------------------------------
There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person upon termination of their employment with the company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.












































================================================================================
Page-46-

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

Title of    Name and Address of     Amount and Nature of           Percentage of
Class       Beneficial Owner        Beneficial Ownership           Class
--------------------------------------------------------------------------------
Common      Donald Craig                     1,850,000                8.97%
            12650 Ponderosa Road
            Winfield, B.C. V4V 2G8

Common      Clay  Larson  (1)                1,000,000                4.85%
            740 Westpoint Crt.
            Kelowna, B.C. V1W 2Z4

Common      John Morrison (1)                  300,000                1.44%
            439 Viewcrest Dr.,
            Kelowna, B.C. V1W 4K1

Common      Gordon Colledge (1)                212,000                1.03%
            2213 27th Avenue
            Lethbridge, AB T1K 6K4

Common      Auchengrey Ltd.                  2,000,000                12.1%
            Diane Smith,
            PO Box 3321, Tortula, BVI.

Common      Killaloe Ltd.                    2,000,000                12.1%
            Don Murray,
            Drake Chambers, Tortula, BVI
--------------------------------------------------------------------------------
Common Total Officers and Directors as a Group (3 Persons) 1,512,000 7.32%
--------------------------------------------------------------------------------
(1) Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of the Company.


















================================================================================
Page-47-

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

The Company utilizes office space provided by the President of the Company at no charge.

In 1998, Donald Craig, who owns more that 5% of the issued shares of the Company, loaned $499,059 to the Company, of which $365,590 was repaid in cash. He also paid expenses and loaned money to the Company of $62,786, with the result that the Company owed him $196,255 as of June 30, 2001. The loan is non-interest bearing, payable on demand with no fixed terms of repayment. Imputed interest is calculated at 15% on the loan, because of the riskiness of the loan and that interest is charged to operations and treated as donated capital.

The Company deposited $170,561 with Mega Holdings Inc., towards the purchase of a packing plant they owned, known as Blue Mountain Packers. Mega Holdings Inc., and its officers, directors and affiliates are not related to Hybrid or any of its officers, Directors or affiliates.

In addition, the Company caused a related company to be incorporated under the name of Blue Mountain Packers Ltd., which was to operate the packing plant described above. The Company advanced $84,951 to the related company which was used to prepare the packing plant for operation. As a result of the Company not paying the balance of the deposit when it fell due, the deposit was forfeited and the money advanced to the related company was written of and charged to operations. None of the officers, directors or affiliates of Hybrid had any interest in these transactions except as shareholders of Hybrid.

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

(a)  Reports on Form 8-K.
The Company late filed two reports on Form 8-K during the year. The first, to report the change of auditor from James E. Slayton to William L. Butcher on July 25, 2000, was filed on August 28, 2001, amended and re-filed on October 22, 2001. The second, to report the change of auditor from William L. Butcher to Manning Elliott on February 1, 2001, was filed on June 19, 2001.

(c) Exhibit No.
     3.1 Articles of Incorporation (1)
     3.2 Bylaws (1)
     4.1 Specimen stock certificate. (2)
     16a Change of Certifying Accountant, James E. Slayton to William L. Butcher on July 25, 2000.
     16b Change of Certifying Accountant, Butcher to Manning Elliott February 1, 2001. 21
     List of Subsidiaries

   (1) Exhibits Incorporated by reference from the Company's Form 10SB filed with the SEC on February 7, 2000.

   (2) Incorporated by reference from the Company's Form 10-QSB filed with the SEC on May 14, 2001.
================================================================================
Page-48-



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this statement to be signed on its behalf, by the undersigned; thereunto duly authorized.

Hybrid Fuels, Inc.

Date: March 5, 2002.

By: /s/ Clay Larson                   By: /s/ John Morrison
---------------------                      -----------------------
Director, President & CEO                  Director & CFO
















































================================================================================
Page-49-
Exhibit 16a

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549
                                     FORM 8-K/A
                                   CURRENT REPORT
                          Pursuant to Section 13 OR 15(d)
                       of the Securities Exchange Act of 1934

Date of Report ( Date of earliest event reported)    July 25, 2000

                                 HYBRID FUELS, INC.
               (Exact name of registrant as specified in its Charter)

                NEVADA                   0-29351         88-0384399
           State or other jurisdiction   (Commission     (IRS Employer of
            incorporation                 File Number)    Iden fication No.)

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







================================================================================

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


















================================================================================

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

Hybrid Fuels, Inc.

/s/ Clay Larson
---------------------------------------------
Clay Larson
President and Chief Executive Officer.
Dated October 10, 2001



















































================================================================================
EX-16
James E. Slayton, CPA
2858 WEST MARKET STREET
SUITE C
FAIRLAWN, OHIO 44333
1-330-869-6704

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

Sincerely,
/s/
James E. Slayton
































================================================================================
Exhibit 16b

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
             (Commission File Number)     (IRS Employer Identification No.)

             #214-2791 Hwy 97 N, Kelowna, B.C., Canada            VIX 4J8
             (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code 250-764-0352

(Former name or former address, if changed since last report)





































================================================================================
Item 4. Change of Registrant's Certifying Accountant

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






================================================================================

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

Hybrid Fuels, Inc.           By: /s/  Clay Larson
---------------------------------------------
Dated May 15, 2001       Clay Larson
                         President and Chief Executive Officer.

















































================================================================================
Exhibit 16

May 15, 2001

Securities and Exchange Commission
VIA FACSIMILE
Mail Stop 11-3
(202) 942-9656
450 5th Street, N.W.
Washington, D.C., 20549
HAND DELIVERY


Dear Sirs/Mesdames:

We have read and agree with the comments in Item 4 of the Form 8-K of Hybrid Fuels, Inc. dated May 15, 2001.

Yours truly,
/s/  William L. Butcher, CPA P.S.













































================================================================================
Exhibit 21

List of Subsidiaries

Hybrid Fuels USA Inc.,
Hybrid Fuels (Canada) Inc.



























































================================================================================