Form 10QSB/A
period 2001-09-30
HYBRID FUELS INC
filed 2002-07-11
CIK 1104200

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

                                ___________________

                           Commission File Number 0-29351

                                 HYBRID FUELS, INC.
               (Exact name of registrant as specified in its charter)

    NEVADA                                                    88 0384399
   (State or other jurisdiction
   of incorporation or organization)        (I.R.S. Employer Identification No.)

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

Transitional Small Business Disclosure Format (Check one): Yes [] No[X]

















================================================================================
                                 HYBRID FUELS, INC.

                                    FORM 10-QSB/A/2

                      For the quarter ended September 30, 2001

INDEX


Part I - Financial Information

      Item 1.  Financial Statements                                    Page

        Balance sheet as of September 30, 2001..........................F-3

        Statements of operations for the quarters ended
        September 30, 2001 and 2000.....................................F-4

        Statements of cash flows for the three months ended
        September 30, 2001 and 2000.....................................F-5

        Notes to Financial Statements...................................F-6-F-10

       Item 2.   Management's Discussion and Analysis or
       Plan of Operation.................................................11

Part II - Other Information..............................................16

Signature............................................................... 16




































================================================================================
                                        F-3
Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)

Consolidated Balance Sheets


                                                September    June
                                                      30,     30,
                                                     2001    2001
                                                        $       $
                                             (unaudited) (audited)
--------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                    5       2
Total Assets                                            5       2
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                   22,692  14,807
Accrued liabilities (Note 6(d))                     6,600  15,000
Note payable (Note 4)                              33,638  33,638
Shareholder loan payable (Note 6(a))              197,745 196,255
Amounts owing to a Director (Note 6(b))           168,106 152,111

Total Current Liabilities                         428,781 411,811

Temporary Equity (Note 7(d))                      223,000 223,000

Stockholders' Deficit

Common Stock (Note 7): $0.001 par value;           20,824  20,624
50,000,000 shares authorized 20,823,600 and
20,623,600 shares are issued and outstanding respectively

Additional Paid-in Capital                        295,642 285,842

Common Stock paid for but unissued                  6,300       -
(representing 130,000 shares)

Donated Capital - Imputed Interest (Notes 5 and   123,249 115,937
6)

Deficit Accumulated During the Development
Stage                                         (1,097,791)(1,057,212)

Total Stockholders' Deficit                     (651,776) (634,809)


Total Liabilities and Stockholders' Equity              5       2



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


                                Accumulated     Three     Three
                                       from    Months    Months
                               February 26,     Ended     Ended
                                       1960
                                   (Date of  September  September
                                   Inception)    30,      30,
                                   to September
                                      30,
                                      2001     2000       2001
                                      $         $           $
--------------------------------------------------------------------------------
Revenue                                 -           -       -
--------------------------------------------------------------------------------
Expenses

Advances written-off (Note           84,951         -    42,076
3)
Consulting fees                       5,473     5,473         -
Deposit on plant written-off        170,561         -         -
(Note 3)
Disputed compensation (Note         243,463         -         -
8(b))
Executive compensation (Note        162,000    18,000    18,000
6(b))
Filing and regulatory fees           17,091     1,561     2,242
General and administration           58,982        33       240
Imputed interest (Notes 5           123,249     7,312    12,102
and 6)
Interest                              4,173     2,044       110
Investor relations                   16,698         -     1,518
Professional fees                   147,170     5,802    17,250
Rent and telephone                   42,059       137     1,641
Research and development              8,000         -         -
Travel and promotion                 13,921       217       486

                                  1,097,791    40,579    95,665

Net Loss                        (1,097,791)  (40,579)  (95,665)

Net Loss Per Share                              (.01)     (.01)


Weighted Average Shares                      20,657,0  19,524,0
Outstanding                                        00        00



(See Accompanying Notes to the Consolidated Financial Statements)









================================================================================
                                        F-5
Hybrid Fuels, Inc.
(formerly Polo Equities, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows


                                              Three       Three
                                             Months      Months
                                              Ended       Ended
                                          September   September
                                                30,         30,
                                               2001        2000
                                                  $           $
--------------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                                   (40,579)    (95,665)

Non-cash item
Imputed interest                              7,312      12,102

Adjustment to reconcile net loss to cash
Accounts payable and accrued liabilities      9,485       7,034

Net Cash Used In Operating Activities      (23,782)    (76,529)

Net Cash Used By Investing Activities             -           -

Cash Flows From Financing Activities

Common stock subscribed for                   6,300           -
Proceeds from notes payable                       -      33,638
Advances payable                                  -       9,733
Amounts owing to a Director                  15,995      18,808
Shareholder loans payable                     1,490      14,350

Net Cash Provided By Financing               23,785      76,529
Activities

Net Increase (Decrease) in Cash                   3           -

Cash - Beginning of Period                        2         485

Cash - End of Period                              5         485

Non-Cash Financing Activities

Value of common shares issued for            10,000           -
settlement of debt

Supplemental Disclosures

Interest paid in cash                             -           -
Taxes paid in cash                                -           -


(See Accompanying Notes to the Consolidated Financial Statements)







================================================================================
                                        F-6

1.   Nature of Operations and Continuance of Business

  The Company was originally incorporated in the State of Florida on February 16, 1960. After a number of name changes the Company changed its name to Polo Equities, Inc. on June 3,1993. Prior to May, 1998 the Company had no business operations.

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

  On May 29, 1998 the Company changed its name to Hybrid Fuels, Inc., herein "the Company". On June 10, 1998 the Company began trading on the OTC Bulletin Board under the symbol "HRID" and in December, 1999 was moved to the "Pink Sheets". From May 1998 to June 1999 the Company operated out of an office in California which was set up for investor relations and to raise additional capital. This office was shut down in June and the new President and directors are operating out of Kelowna, B.C., Canada after the Calgary, Alberta, Canada office was shut down on May 3, 2001.

  Pursuant to the acquisition, the Company acquired a number of proprietary technologies with the primary objective of the business being to build small farm scale ethanol facilities which involves a number of proprietary technologies exclusively owned by the Company. Other proprietary technology involves the use of a bio-gas burner which burns manure and bedding straw. This technology eliminates ground and ground- water contamination and produces most of the energy required for the facility by supplying heat for fermentation and vaporization and for the operation of a greenhouse, if desired. Another exclusive proprietary technology is a vegetable based formula which allows diesel and ethanol to emulsify. This hybrid fuel reduces particulate emissions without reduction in power when used in an unaltered diesel engine.

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

  Pursuant to a letter of intent and subject to a definitive agreement being consummated, the Company plans to sell a license to use its proprietary technology in a specified territory. The agreement contemplates a 50% up front non-refundable fee which will be recognized as revenue when received and the balance will be paid over time. The Company will also need to rely on the forbearance of some creditors and related parties have agreed to continue to
================================================================================
                                        F-7

  fund working capital as needed. The Company has entered into discussions with third parties to directly finance a facility in which the Company will then commence with its business plan.

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


3.   Deposit on Plant

  The Company deposited Cnd$250,000 ($170,561), with Mega Holdings, Inc., pursuant to an option agreement to purchase a beef processing plant owned by Mega Holdings, Ltd. The Company agreed to purchase the beef processing plant facility including land, buildings and equipment for Cnd$3,000,000 which was below appraised value. The purchase agreement required an additional payment of Cnd$150,000 on June 24, 2000, the parties agreed to extend the deadline for the payment until March 15, 2001. This payment was not made and the deposit was forfeited and the option agreement terminated. Upon anticipated completion of the purchase, this beef processing plant was to be operated by Blue Mountain Packers, Ltd. (a related company). The Company intended to acquire the issued and outstanding common shares of Blue Mountain Packers, Ltd. for a nominal amount and operate it as a wholly-owned subsidiary. Blue Mountain Packers, Ltd. had recently received certification by the Canadian Food
================================================================================
                                        F-8
  Inspection Agency of the Government of Canada, Department of Agriculture for the processing of Canadian beef. Blue Mountain Packers is a related party due to having one common director. The Company advanced $84,951 to Blue Mountain Packers Ltd., for plant refurbishing. These advances bear interest at 8%. Due to the termination of the option agreement these advances are considered uncollectible and have been charged to operations.

4. Note Payable

  On September 15,2000, the Company issued a note for Cnd$50,000 ($33,638) due and payable on or before September 15, 2001 plus 8% interest. Repayment of the note has been extended until completion of a financing. Interest of $4,148 has been accrued at September 30, 2001 and is included in accounts payable.


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

 (d) Between October 1998 and June 1999, the previous administration sold a total of 351,120 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. The current administration has concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. To date, 23 subscribers, have, pursuant to this offer received 237,753 shares, representing $158,000. These shares are issued but not considered outstanding. The remaining 11 subscribers, who paid $65,000 for 113,367 shares, have not responded to the offer. These subscriptions are recorded as temporary equity until rescission rights have been revoked.

================================================================================
                                        F-10
7. Stockholders' Equity (continued)
(e) See Note 5 for 1,000,000 restricted common shares issued to a non-related company to settle debt of $119,468.

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

























================================================================================
Page-11-

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

For a more detailed description of the entire process, plus sources of information and references, the reader is referred to the Company's Form 10-KSB for the year ended June 30, 2001, as amended and filed with the SEC.
================================================================================
Page-12-

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

Once they are operating, it is intended that the operator of each plant will pay royalties for the license to use the technology. Initially this royalty is expected to be $2500US per month per plant starting when each MEFF begins operation. The Company is considering offering incentives in the form of reduced royalties to the first operators who make early commitments to purchase plants.

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

The Company has investigated a number of possible sources of premium prices, including markets in the Far East and Europe, high-end restaurants, cruise ships and specialty meat markets that sell organic and hormone free meat. As a result of making these contacts, the Company believes that it will be able to generate
================================================================================
Page-13-

premium prices from that sale of the beef and earn revenue from doing so.

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

In the second quarter of 2000, Hybrid found a packing plant, known as Blue Mountain Packers, that was within a two-hour drive of our head office and was not operating. This plant seemed to be perfect for our needs because of its size and the fact that it was constructed to meet the specifications necessary in order to process beef for shipment to Europe and the Far East. At the date of this report, the packing plant is still available, although we do not have an agreement to purchase it at this time, and are not negotiating to acquire it.

There is no relationship between the Company, its officers, directors and affiliates and the packing plant, its officers, directors or beneficial owners.

The Company also believes that it has a workable business plan to operate the packing plant profitably by custom processing finished beef and bison until the MEFFs begin producing. We have contacts with an Alberta company, Canadian Rangeland Beef and Bison Inc., that deals in hormone free beef and bison. The Company and its officers, directors and affiliates are not related to Canadian Rangeland or any of its Officers, Directors or beneficial owners. That company has assured us that they are able to supply the packing plant with sufficient animals for custom processing to keep it operating at full capacity until sufficient MEFFs are operating. We do not have any agreement that would obligate them to supply us with hormone free beef. We anticipate we would enter into such an agreement as part of the process of acquiring the packing plant, if and when we are able to raise the money to purchase it. If we are able to acquire the packing plant, the Company's intention is to sell enough MEFFs to be built in close proximity to the packing plant to keep it operating at full capacity. From discussions which we have had with ranchers, cattle brokers and others that grow or market hormone free beef, the Company believes that it will be able to obtain enough hormone free feeder cattle to keep the MEFFs and the packing plant running at full capacity.

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

After the first plant is operating, the location of the next MEFFs will be determined to some extent on being able to economically deliver the fuel mixture to commercial mixing facilities that can handle the production from the MEFFs on
================================================================================
Page-14-

a contract basis. The plan is for the Company to purchase the chemical mixture from each MEFF, and transport it to mixing plants for further mixing to achieve the appropriate ratio. The availability of an end user to take the finished fuel will be a consideration in choosing the mixing facility.

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

To solve the cash shortage problem, the Company entered into discussions to sell a license to use the technology in the Province of Quebec, Canada. The discussions contemplated payment of an up-front fee plus royalties for the use of the technology.

Although the parties signed a letter of intent, no definitive agreement was signed and no money changed hands. At the time of filing this amended report, it had become apparent that we would be unable to complete a deal with the proposed licensee, so on March 28, 2002, we broke off negotiations.

If the Company is unable to realize income by selling a license to use the technology, the Company may need to raise money in some other way. To do so, the Company may sell additional shares of its common stock to pay operating expenses for the next 12 months. The Company's general and administrative expenses for the next 12 months are expected to be less than $500 per month, exclusive of executive compensation, which is deferred, and professional fees for legal and accounting services. At May 31, 2002, the Company had over $8,900.00 in cash reserves which should be sufficient to meet our cash requirements for the next 12 months, barring any significant unforeseen cash expenses.

================================================================================
Page-15-

Management believes that building and operating the first MEFF is essential to create cash flow and to demonstrate to potential operators that the technology works as advertised so that the Company can begin to develop operating activities.

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

During the quarter, the Company issued 200,000 shares to a Director and Officer for services rendered to the end of June, 2001. These shares were authorized at a Directors meeting on June 11, 2001. However, the transfer agent failed to issue them due to misreading the resolution. Also during the quarter, the Company sold 130,000 restricted shares in a private placement to an accredited
================================================================================
Page-16-

investor to raise money to pay professional fees and other operating expenses. These shares were issued after the end of the quarter. In addition, the Company authorized the issuance of 100,000 restricted shares to pay an independent consultant for services rendered to the end of September, 2001. These shares were also issued after the end of the quarter.

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

PART II   Other Information

Item 6.   Exhibits and Reports on Form 8K
      (a) Exhibits None
      (b) Reports on Form 8-K None
Signatures
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2002

HYBRID FUELS, INC.

By: /s/ Clay Larson             By: /s/ John Morrison
Director, CEO & President       Director & CFO























==============================================================================