Form 10QSB/A
period 2001-12-31
HYBRID FUELS INC
filed 2002-07-11
CIK 1104200

__________________________________________

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

                           Commission File Number 0-29351

                                 HYBRID FUELS, INC.
               (Exact name of registrant as specified in its charter)

           NEVADA                                 88 0384399
 State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


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

Yes[X]                No[]

The number of shares outstanding of the registrant's common stock as of January 26, 2002 was 21,048,600.

The number of shares issued of the registrant's common stock as of January 26, 2002 was 21,286,353.

Transitional Small Business Disclosure Format (Check one): Yes []   No [X]















===============================================================================
HYBRID FUELS, INC.

                                    FORM 10-QSB/A

                     For the six months ended December 31, 2001

INDEX


Part I - Financial Information

Item 1.  Consolidated Financial Statements                           Page

        Balance sheets as of December 31, 2001 and June 30, 2000......F-3

        Statements of operations for the three months and six
        months ended December 31, 2001 and 2000.......................F-4

        Statements of cash flows for the three months and six
        months ended December 31, 2001 and 2000.......................F-5

        Notes to the Consolidated Financial Statements................F-6-F-10

Item 2.   Management's Discussion and Analysis or Plan of Operation....11


Part II - Other Information............................................17

Signature..............................................................17




































===============================================================================
                                        F-3

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets


                                                        December      June 30,
                                                        31, 2001        2001
                                                           $              $
                                                        (unaudited)   (audited)
-------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                        -              2
Total Assets                                                -              2
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                         23,391       14,807
Accrued liabilities (Note 6(d))                             900       15,000
Note payable (Note 4)                                    33,638       33,638
Shareholder loan payable (Note 6(a))                    197,745       196,255
Amounts owing to a Director (Note 6(b))                 186,416       152,111
-------------------------------------------------------------------------------
Total Current Liabilities                               411,811       442,090
-------------------------------------------------------------------------------
Temporary Equity (Note 7(d))                            223,000       223,000
-------------------------------------------------------------------------------
Stockholders' Equity (Deficit)

Common Stock (Note 7): $0.001 par value;                 21,054        20,624
50,000,000 shares authorized; 21,286,353 and
21,048,600 shares are issued and
outstanding respectively

Additional Paid-in Capital                              306,713        285,842

Donated Capital - Imputed Interest (Notes 5 and 6)      130,927        115,937

Deficit Accumulated During the Development Stage     (1,123,784)    (1,057,212)
-------------------------------------------------------------------------------
Total Stockholders' Deficit                            (665,090)      (634,809)
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                  -                2
-------------------------------------------------------------------------------
Nature of Operations and Continuance of Business (Note 1)
Other Contingencies (Note 8)

(See Accompanying Notes to the Consolidated Financial Statements)













===============================================================================
                                        F-4
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)


                             Accumulated from
                             February 26,
                             1960            Three Months ended Six Months ended
                             (Date of
                              Inception)      December 31,         December 31,
                            to Decmeber 31,
                                2001         2001        2000    2001      2000
                                 $            $            $       $         $
-------------------------------------------------------------------------------
Revenue                          -            -            -       -         -
-------------------------------------------------------------------------------
Expenses
Consulting fees                5,473          -            -     5,473       -
Advances written-off (Note 3) 84,951          -         14,877     -     56,953
Deposit on plant written-off
(Note 3)                      170,561         -            -       -         -
Disputed compensation
(Note 8(b))                   243,463         -            -       -         -
Executive compensation
(Note 6(b))                   180,000      18,000      18,000   36,000   36,000
Filing and regulatory fees     17,091         -         1,425    1,561    3,667
General and administration     59,062          80         831      113    1,071
Interest                        4,173         -           673    2,049      783
Imputed interest
(Notes 5 and 6)               130,927       7,678      13,673   14,990   25,775
Investor relations             16,698         -         2,574      -      4,092
Professional fees             147,170         -        39,250    5,802   56,500
Rent and telephone             42,271         212       1,641      350    3,282
Research and development        8,000         -            -       -         -
Travel and promotion           13,944          23         486      234      972
--------------------------------------------------------------------------------
                            1,123,784      25,993       93,430  66,572  189,095
--------------------------------------------------------------------------------
Net Loss                   (1,123,784)    (25,993)     (93,430)(66,572)(189,095)
--------------------------------------------------------------------------------
Net Loss Per Share                           (.01)        (.01)   (.01)    (.01)
--------------------------------------------------------------------------------
Weighted Average Shares
Outstanding                         21,048,600  19,524,000 21,048,600 19,524,000

See Accompanying Notes to the Consolidated Financial Statements)

















===============================================================================
                                        F-5
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

                                   Three months      Six Months
                                       ended           ended
                                   December 31,     December 31,
                                   2001     2000        2001       2000
                                    $        $           $          $
--------------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                          (25993)  (43430)   (66,572)   (189,095)

Non-cash items
Imputed interest                   7,378   13,673     14,990      25,775

Adjustment to reconcile net loss to cash
Accounts payable and accrued liabilities
                                     -      9,598      9,485      16,632
--------------------------------------------------------------------------------
Net Cash Used In Operating Activities
                                 (18,315) (70,159)    42,097    (146,688)
Net Cash Used By Investing Activities
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
Common Stock issued                  -       -         6,300        -
Proceeds from note payable           -       -           -        33,638
Advances payable                     -     36,410        -        46,143
Amounts owing to a Director       18,310   18,807     34,305      37,615
Shareholder loans payable            -     15,007      1,490      29,357
-------------------------------------------------------------------------------
Net Cash Provided By Financing Activities
                                  18,310   70,224     42,095     146,753
-------------------------------------------------------------------------------
Net Increase (Decrease) in Cash       (5)      65         (2)         65

Cash - Beginning of Period             5      485          2         485
--------------------------------------------------------------------------------
Cash - End of Period                 -        550        -           550
--------------------------------------------------------------------------------
Non-Cash Financing Activities
Value of common stock issued for settlement of debt
                                   5,000      -       10,000        -
Value of common stock issued for services
                                     -        -         5000        -
--------------------------------------------------------------------------------
Supplemental Disclosures

Interest paid in cash                -        -          -           -
Taxes paid in cash                   -        -          -           -


(See Accompanying Notes to the Consolidated Financial Statements)









================================================================================
                                        F-6
Hybrid Fuels, Inc.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

1.   Nature of Operations and Continuance of Business

  The Company was originally incorporated in the State of Florida on February 16, 1960. After a number of name changes the Company changed its name to Polo Equities, Inc. on June 3, 1993. Prior to May, 1998 the Company had no business operations.

  In May 1998, the Company caused a Nevada corporation to be formed under the name Polo Equities, Inc., (Polo)(a Nevada corporation), with authorized capital of 50,000,000 common shares of $.001 par value. The two companies then merged pursuant to Articles of Merger adopted May 28,1998 and filed with the State of Nevada on June 10, 1998, which changed its domicile to Nevada.

  On May 28,1998, the Company acquired, by issuing 12,000,000 shares, all of the issued and outstanding shares of Hybrid Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada)Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. gained control of Polo Equities Inc., which changed its name to Hybrid Fuels, Inc. As part of the acquisition, three shareholders representing 12,000,000 previously issued shares returned their shares for cancellation. For accounting purposes the acquisition was treated as a business purchase by Hybrid Fuels, Inc. of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with it. There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger. The Company operates through these two wholly-owned subsidiaries.

  On May 29,1998 the Company changed its name to Hybrid Fuels, Inc., herein "the Company". On June 10, 1998 the Company began trading on the OTC Bulletin Board under the symbol "HRID" and in December,1999 was moved to the "Pink Sheets". From May 1998 to June 1999 the Company operated out of an office in California which was set up for investor relations and to raise additional capital. This office was shut down in June and the new President and directors are operating out of Kelowna, BC, Canada. The Calgary, Alberta, Canada office was shut down on May 3, 2001.

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



================================================================================
                                        F-7
Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to Financial Statements (con't)

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

3.   Deposit on Plant

  In June 2000, the Company deposited Cnd$250,000 ($170,561US), with Mega Holdings, Inc., pursuant to an option agreement to purchase a beef processing plant owned by Mega Holdings, Ltd. The Company agreed to purchase the beef processing plant facility including land, buildings and equipment for Cnd$3,000,000 which was below appraised value. The purchase agreement required an additional payment of Cnd$150,000 on June 24,2000, the parties agreed to extend the deadline for the payment until March 15, 2001. This payment was not made and the deposit was forfeited and the option agreement terminated. Upon anticipated completion of the purchase, this beef processing plant was to be operated by Blue Mountain Packers, Ltd. (a related company). The Company intended to acquire the issued and outstanding common shares of Blue Mountain Packers, Ltd. for a nominal amount and operate it as a wholly-owned subsidiary. Blue Mountain Packers, Ltd. had recently received certification by the Canadian Food Inspection Agency of the Government of Canada, Department of Agriculture for the processing of Canadian beef. Blue Mountain Packers is a related party due to having one common director. The Company advanced $84,951 to Blue Mountain Packers for plant refurbishing. These advances bear interest at 8%. Due to the termination of the option agreement these advances are considered uncollectible and have been charged to operations.
================================================================================
                                        F-8
Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to Financial Statements (con't)

4.   Note Payable
  On September 15,2000, the Company issued a note for Cnd$50,000 ($33,638) due and payable on or before September 15,2001 plus 8% interest. Repayment of the note has been extended until completion of a financing. Interest at 8% totalling $4,173 has been accrued at December 31, 2001 and is included in accounts payable.


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

  (c)    See Note 3 for advances to Blue Mountain Packers Ltd.

  (d) Pursuant to a directors' resolution, dated June 11,2001, a total of 200,000 shares was issued at a fair market value of $0.05 per share, on September 19,2001 to a director/officer of the Company to settle a $10,000 debt.

7.   Stockholders' Equity
  (a) On May 28,1998, the Company acquired, by issuing 12,000,000 shares, Hybrid Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada)Inc., gained control of Polo Equities Inc. As part of the acquisition three shareholders representing 12,000,000 previously issued shares returned their shares for cancellation. For accounting purposes the acquisition was treated as a business purchase by Hybrid Fuels USA Inc. and Hybrid Fuels (Canada) Inc. of Polo Equities, Inc. Prior to the reverse merger, historical financial statements of Hybrid Fuels USA Inc., and Hybrid Fuels (Canada) Inc., are presented. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with it. There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger.
================================================================================
                                        F-9
Hybrid Fuels, Inc.
(A Development Stage Company)

7.   Stockholders' Equity (continued)

  (b) On August 4,1998 and March 23,1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21,1999, the then Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability it may incur in any way arising out of the cancellation of such shares and the transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totalling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that no amount is to be accrued for future liabilities associated with claims by subsequent shareholders, because, to date when these shares are delivered to a broker for possible resale the broker phones the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as the former administration has failed to provide addresses despite a number of requests.

  (c) On May 17,2000 the Company issued 1,500,000 shares for $150,000, in accordance with the terms of a subscription agreement dated February 17, 2000. On February 17 and 18, 2000, the Company accepted two other subscription agreements and notes whereby the Company was to receive $300,000 for 3,000,000 shares. The 3,000,000 shares were issued and were then held in escrow. These shares were subsequently released from escrow to the investors to facilitate financing. The notes were to bear interest at 8% and were to be paid within 60 days or at the discretion of the President. In June 2000 the President extended the time for repayment to one week of the Company being re-listed on the Over-The-Counter Bulletin Board or other suitable exchange. When it became apparent there were going to be long delays the notes were demanded to be repaid by February 21, 2001. The notes were not paid as demanded, and the 3,000,000 shares have since been sold by the investors to innocent third parties. The investors did not and have not paid the Company for these shares, despite demands. Since these shares have been resold to innocent third parties they must be considered outstanding. When funds become available the Company intends to sue the investors for the balance due on the notes, however the Company believes the balance is uncollectible.

  (d) Between October 1998 and June 1999, the previous administration sold a total of 351,120 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum that contained a number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. The current administration has concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock in lieu of a rescission offer as the Company did not and does not have the funds to repay these subscribers. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. To date, 23 subscribers, have, pursuant to this offer received 237,753 shares, representing $158,000. These shares
================================================================================
                                        F-10
Hybrid Fuels, Inc.
(A Development Stage Company)

7.   Stockholders' Equity (continued)

     are issued but not considered outstanding. The remaining 11 subscribers, who paid $65,000 for 113,367 shares, have not responded to the offer. These subscriptions are recorded as temporary equity until rescission rights have been revoked.

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




















================================================================================
Page-11-

Item 2.  Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that
involve  risks   and uncertainties.  You should not place undue reliance  on forward- looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the year ended June 30, 2001. Actual results could differ materially from the results discussed in the forward- looking statements.

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

Although the Company is in the developmental stages, the  process behind
Hybrid's  intended  business  has  been  researched   and developed  over more
than a decade. A plant that integrated the process described below was constructed and operated near Dalum, Alberta from 1994 to 1996. That facility was designed to prove the concepts and included all of the ethanol-making and cattle- feeding features of a full-scale commercial operation. That operation is the source of the actual operating results that are referred to later in this report.

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

================================================================================
Page-12-

Item 2. Plan of Operation (continued)

For a more detailed description of the entire process, plus sources of information and references, the reader is referred to the Company's Form 10-KSB for the year ended June 30, 2001, as filed with the SEC, as amended.

These plants are sometimes referred to as, "micro energy food facilities" or "MEFFs", because of the small amount of energy from outside sources that is necessary to operate them. Although there are no operating plants at the moment, the Company is expecting to have the first one operating in the spring of 2002, as described below.

The Company intends to sell these facilities (except the column and spinner) to farm operators, preferably those who grow, or have access to, sufficient grain to supply a plant. Management believes this would be about 40,000 bushels of barley or other suitable grain for a plant which would feed 200 head of cattle on a continually rotating basis. Each plant, consists of a barn, a second building housing the ethanol making equipment and the gasifier to burn the waste.

Hybrid plans to earn revenue from the sale and operation of these facilities in the following manner:

1.   profit on the sale of each plant;
2.   royalties and service fees to be paid by each operator;
3.   the lease of the column and spinner to each operator;
4. an incentive for obtaining premium prices from the marketing of the finished animals;
5.   income from handling the sale of the fuel.

The Company expects to earn a profit and recognize revenue on the sale of each plant. The Company intends that the profit on the sale of each plant to be sufficient to cover training, construction and operating expenses for each plant until the plant begins to pay royalties.

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

Initially the royalty is expected to be $2500US per plant per month starting when each MEFF begins operation. The Company may offer incentives in the form of reduced royalties to the first operators who make early commitments to purchase plants.

In addition, the Company anticipates that it will charge each operator a service fee to cover the Company's costs of regular visits for ongoing training, service, technical support, and quality control. These fees are expected to be in the $150 to $250 US per month range.

The column and spinner, which are the most vital parts of the technology, will not be sold. The Company intends to lease these to the operators in order to maintain more control over these devices to protect the secrecy of their design and operation. These leases are expected to create a source of revenue for the Company.

The Company anticipates entering into an agreement with its operators to pay the Company an incentive for obtaining premium prices for the sale of the beef. We anticipate this will be in the form of a percentage of any premium realized.

================================================================================
Page-13-

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

The Company has investigated a number of other possible sources of premiums, including markets in the Far East and Europe, high- end restaurants, cruise ships and specialty meat markets that sell organic and hormone free meat. As a result of making these contacts, the Company believes that it will be able to generate premium prices from the sale of the beef and earn revenue from doing so. However, it must be noted that we do not have any agreements in place that would guarantee premium prices for the beef and are unlikely to be able to make any such agreements until we have one or more plants producing.

Management recognizes that to generate premium prices, it would be advantageous to be able to control the processing, marketing and distribution of the finished beef. A number of possibilities have been considered with the most promising being a packing plant known as Blue Mountain Packers. This packing plant and its officers and directors are not related to the Company, or any of its officers or directors. This plant is located about 90 miles from our head office, and has the capacity to process around 1000 animals per day. It is also built to the specifications necessary to process beef for the European and Far East markets, and would therefore meet our needs. The packing plant has the potential to become a source of cash flow for the Company and a way to possibly enhance returns from the anticipated beef raising portion of our intended operations.

Although the packing plant is still available and not operating, the Company is not negotiating to purchase, and does not have an agreement to purchase the plant as we have not been able to raise the money to purchase it and put it into operation. Furthermore, we do not at present have anyone interested in providing such financing. However, the Company continues to search for money to acquire the packing plant. No agreement will be made to purchase the packing plant until sufficient money is committed to pay the purchase price and cover operating expenses until positive cash flow is achieved.

Another possible source of revenue, is the marketing of the Hybrid fuel. The Company intends to act as the marketing arm for the sale of both the beef and the fuel. The plan is to have the Company control both the fuel and the beef to free each operator of the necessity of marketing his own production and ensure greater quantities to market in order to ensure supplies to customers.

The fuel is made by "de-naturing" the ethanol with the addition of about 1% or 2% of diesel in the distillation column so that no pure ethanol is detectable or accessible in the MEFF. This mixture is then stored on site in an appropriate tank, to be picked up like bulk milk and transported to a mixing facility to be further mixed into the appropriate ratio. The Company plans to generate revenue by purchasing the fuel mixture from the individual operators in order to accumulate sufficient quantities to guarantee supplies to end users. The
================================================================================
Page-14-

Item 2. Plan of Operation (continued)

intention is to purchase the fuel at a discount from wholesale value, to cover the costs of transport, mixing and selling the end product to end users and distributors after mixing is completed.

The Company has a phased plan to handle the fuel. In the beginning, with the small quantities from the first plant, the plan is to mix locally and use the fuel for testing and evaluation by local users. If the first plant is built in Oyama, two local firms, Oyama Forest Products Ltd., and Mark Tarasewich Trucking, have verbally agreed to evaluate the fuel made by the first plant as soon as we produce it. First quantities for evaluation are expected to be supplied to the evaluators at no charge. Then, as the evaluation continues, the sale of the ethanol is expected to generate $1.00 to $1.40 per gallon. The price is expected to start low and gradually increase over time as the evaluation progresses. As we have not yet begun construction of that plant, we have not yet agreed on benchmarks for the price or the price increases, as those will be determined to some extent by the price of diesel at the time the evaluation is being done. Handling and mixing costs are expected to be minimal, in the range of 5 to 7 cents per gallon. The emulsifier is expected to cost about the same as the diesel.

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

Some potential users may be concerned about using this product. Ethanol-diesel mixes are presently being evaluated by Archer Daniels Midland, The Chicago Transit Authority and The University of Illinois. Their reports either are or are expected to be available on The University of Illinois website. In addition, the City of Winnipeg Transit Authority and Husky Oil are conducting an evaluation of an ethanol-diesel mix to see how it performs in very cold weather. The Company plans to provide end users with access to all of these and subsequent evaluation reports in order to help alleviate potential users
================================================================================
Page-15-

Item 2. Plan of Operation (continued)

concerns about the safety and performance of the fuel.

With this confluence of factors operating in our favor, users looking for less expensive fuels that burn cleaner and regulators working to decrease engine emissions, the Company believes it will be able to develop adequate markets for the hybrid fuel as the quantities produced increase. It should also be noted that since we are building small production units, the pace of building can be increased or decreased to closely match market development for both the fuel and the beef.

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

Although the parties signed a letter of intent, no definitive agreement was signed and no money changed hands. At the time of filing this amended report, it had become apparent that we would be unable to complete a deal with the proposed licensee, so on March 28,2002, we broke off negotiations.

We believe that building and operating the first plant is essential to create cash flow and to demonstrate to potential operators that the technology works as advertised. This is seen as the necessary first step in the development of operating activities.

To date, the Company has received applications from more than fifty farmers who are interested in acquiring MEFFs. However, the prospective operators want to see a plant in operation before they commit themselves and so do the people who will approve the financing for the construction of MEFFs.

The Company has found a suitable location for its first MEFF, which is expected to be located in Oyama, near Kelowna, B.C., Canada. This first MEFF was to be built by an outside contractor who was to arrange all of the financing, complete the construction and deliver an operational plant to our operating subsidiary, Hybrid Fuels (Canada) Inc., to be used as a demonstration and training facility. Neither we nor Hybrid (Canada) were to have any liability for the MEFF until it was operational. It was to be turned over and leased to Hybrid (Canada) as a fully completed, operational plant. Our only obligation up to that time is expected to be supervision of the construction.

The intention is to arrange for a leasing company to pay out the contractor in full and then lease the operational facility to Hybrid (Canada). The cash flow from the sale of the beef and the fuel is projected to be more than adequate to cover the lease payments, labor for two employees, and all operating costs.

We anticipate it will take approximately two to four months from the start of construction until the plant is operational and four to five months before it is generating positive cash flow. The financing that is being sought is expected to be sufficient to cover all construction and operating expenses until positive
===============================================================================
Page-16-

Item 2. Plan of Operation (continued)

cash flow is achieved. Once the first MEFF is operating and the Company receives approval for financing subsequent plants, it expects to have qualified and trained two or more operators.

We have also approached Farm Credit Corporation, a federal government sponsored lending agency, which has recently approved a program to provide leasing to farmers for the acquisition or upgrading of buildings and equipment. At this time, the owner of land on which we would like to build the first MEFF is in the process of clearing title to the land in preparation for making an application to Farm Credit to obtain approval for lease financing to construct the first MEFF. As a result of slow-downs that are showing up throughout the economy, there seems to be a willingness to assist in furthering this new process which could contribute greatly to farm income. It is likely to take another three or four months to clear title and complete the "due diligence" process with FCC.

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

The Company's general and administrative expenses for the next 12 months are expected to be around $500 per month, exclusive of executive compensation, which is deferred, and professional fees for legal and accounting services, which are estimated at $7,000 to $10,000. At May 31, 2002, the Company had cash reserves of over $8,900 which is expected to be adequate to satisfy our cash requirements for the next 12 months, barring anything unforeseen. If the Company needs to raise more money to cover unforeseen expenses, it may sell additional shares of its common stock to pay those expenses.

In the meantime, it is anticipated that a major shareholder or the President will continue to fund the Company's working capital deficiency for the foreseeable future, however no assurances can be given. Operating expenses will be kept to a minimum until revenue is generated.



















================================================================================
Page-17-

PART II   Other Information


Item 2.        RECENT  SALES  OF  UNREGISTERED  SECURITIES.

                    Date, title and amount of securities sold

Date                         Title                                    Amount
--------------------------------------------------------------------------------
October 18, 2001           Common Stock                           130,000 shares
October  18, 2001          Common Stock                           100,000 shares

1.The 130,000 shares issued October 18, 2001, were issued for $6300 cash paid to the Company on July 31, 2001. 2.The 100,000 shares issued October 18, 2001, were issued for services valued at $5000 rendered to the Company to June 1, 2001. The Company relied upon Section 4

(2) of the Securities Act of 1933 to effect the issuance of all shares. All shares were issued in isolated private transactions to two sophisticated investors, who both had a prior business relationship with the Company, and not involving any public solicitation or offering, with no underwriters involved.


Item 6.   Exhibits and Reports on Form 8K

     (a) Exhibits

     Exhibit No. 3.1* - Articles of Incorporation
                      3.2* - Bylaws
                      4.1~ - Specimen Stock Certificate

     *Incorporated by reference from the registrant's Form 10-SB filed with the Commission on February 4, 2000.

     ~ Incorporated by reference from the registrant's Form 10- KSB filed for the period ended June 30, 2000 and filed with the Commission on June 12, 2001.

            (b)   Reports on Form 8-K

      None

                           Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 23, 2002

HYBRID FUELS, INC.

By: /s/ Clay Larson                By: /s/John Morrison.
Director & CEO                       Director & Chief Financial
Officer.







================================================================================