Form 10QSB/A
period 2002-03-31
HYBRID FUELS INC
filed 2002-07-11
CIK 1104200

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

Transitional Small Business Disclosure Format (Check one): Yes [] No [X}















================================================================================
HYBRID FUELS, INC.

                                   FORM 10-QSB/A

                      For the nine months ended March 31, 2002

INDEX


Part I - Financial Information

      Item 1.  Financial Statements                                    Page

        Balance sheet as at June 30, 2001 and March 31, 2002............F-3

        Statements of operations for the three months and the
        nine months ended March 31, 2002 and 2001.......................F-4

        Statements of cash flows for the nine months ended
        March 31, 2002 and 2001.........................................F-5

        Notes to Financial Statements...................................F-6-F-10

       Item 2.   Management's Discussion and Analysis or
        Plan of Operation...............................................11


Part II - Other Information.............................................19

Signature...............................................................20



































================================================================================
                                        F-3
Hybrid Fuels, Inc.,
(A Development Stage Company)
Consolidated Balance Sheets


                                             March 31,     June 30,
                                              2002          2001
                                           (unaudited)     (audited)
                                                $             $
--------------------------------------------------------------------------------
ASSETS

Current Assets

Cash                                           4,114            2
--------------------------------------------------------------------------------
Total Assets                                   4,114            2
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                              21,964       14,807
Accrued liabilities                              900       15,000
Note payable (Note 4)                         33,638       33,638
Shareholder loan payable (Note 6(a))         199,635      196,255
Amounts owing to a Director (Note 6(b))      205,521      152,111
--------------------------------------------------------------------------------
Total Current Liabilities                    461,658      411,811
--------------------------------------------------------------------------------
Temporary Equity (Note 7(d))                 223,000      223,000
--------------------------------------------------------------------------------
Stockholders' (Deficit)

Common Stock (Note 7): $0.001 par value; 50,000,000 shares
authorized 21,122,300 and 20,623,600 shares are issued and
outstanding respectively                      21,122       20,264

Additional Paid-in Capital                   312,126      285,842

Donated Capital - Imputed Interest (Notes 5 and 6)
                                             159,182      115,937
Deficit Accumulated During the Development Stage
                                          (1,172,974)  (1,057,212)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                 (680,544)    (634,809)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity     4,114            2
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


                         Accumulated
                         from
                         February 26,
                         1960              Three months ended  Nine months ended
                         (Date of Inception)     March 31,          March 31,
                                                 Restated           Restated
                          to March 31,       (See Note 9)  (See Note 9)
                            2002           2002         2001    2002       2001
                             $              $            $       $          $
--------------------------------------------------------------------------------
Revenue                      -              -            -       -          -
--------------------------------------------------------------------------------
Expenses

Consulting fees               840          6,313         -      6,313       -
Advances written-off
(Note 3)                   84,951           -          27,999    -        84,951
Deposit on plant written-off
(Note 3)                  170,561           -            -       -          -
Disputed compensation
(Note 8(b))               243,463           -            -       -          -
Executive compensation
(Note 6(b))               198,000         18,000       18,000  54,000     54,000
Filing and regulatory fees 17,091                         141   1,561      3,808
General and administration 59,484            422          298     535      1,369
Interest                    4,173           -             673   2,049      1,456
Imputed interest
(Notes 5 and 6)           159,182         28,255       16,307  43,245     42,082
Investor relations         16,698           -            -       -         4,092
Professional fees         148,683          1,513        7,725   7,315     64,225
Rent and telephone         42,431            160        1,798     510      5,080
Research and development    8,000            -            -       -          -
Travel and promotion       13,944                         155     234      1,128
--------------------------------------------------------------------------------
                       1,172,974          49,190       73,096 115,762    262,191
--------------------------------------------------------------------------------
Net Loss              (1,172,974)        (49,190)     (73,096)(115,762)(262,191)
--------------------------------------------------------------------------------
Net Loss Per Share                          (.01)        (.01)    (.01)    (.01)
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


                                                         Nine months ended
                                                         March 31,
                                                         Restated (See Note 9)
                                                      2002               2001
                                                        $                  $
--------------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                                            (115,762)         (262,191)

Non-cash items
Imputed interest                                      43,245            42,082
Advances written off                                                    84,952
Adjustment to reconcile net loss to cash
Accounts payable and accrued liabilities               8,057            20,761
--------------------------------------------------------------------------------
Net Cash Used In Operating Activities                (64,460)         (114,396)
--------------------------------------------------------------------------------
Cash flows to investing activities

Advances to Blue Mountain Packers Ltd.                                 (84,952)
--------------------------------------------------------------------------------
Net Cash Used By Investing Activities                   -              (84,952)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
Common Stock issued                                   11,782
Advances payable                                        -               77,343
Amounts owing to a Director                           53,410            55,894
Shareholder loans payable                              3,380            32,003
Proceeds fro note payable                               -               33,638
--------------------------------------------------------------------------------
Net Cash Provided By Financing Activities             68,572           198,878
--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                        4,114              (470)
Cash - Beginning of Period                                 2               455
--------------------------------------------------------------------------------
Cash - End of Period                                   4,114                15
--------------------------------------------------------------------------------
Non-Cash Financing Activities
Value of common stock issued for settlement of debt    10,000
Value of common stock issued for services               5,000             -
--------------------------------------------------------------------------------
Supplemental Disclosures

Interest paid in cash                                    -                -
Taxes paid in cash                                       -                -

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

9.   Restatements
  The Company has restated its financial statements for the period ended March 31, 2001. The nature of the restatements and the effect on net income and earnings per share are as follows:
                                          Three Months Ended   Nine Months Ended
                                               March 31,           March 31,
                                                   2001                2001
                                                   $                   $
--------------------------------------------------------------------------------
Net loss for the year as previously reported   (257,529)           (332,306)
   Corrections effecting net income:
(a)    Inclusion of imputed interest at a rate of 15% per annum on non-interest
bearing loans                                   (16,307)             (42,082)
(b)    Deposit on plant written-off in a prior period
                                                 170,561              170,561
(c)    Advances to Blue Mountain Packers written off
                                                  32,608              (24,344)
(d)    Recognition of a liability owing to a non-related company for
       expenses paid on behalf of the Company     (2,429)             (34,020)
--------------------------------------------------------------------------------
   Net loss for the year as restated             (73,096)             (262,191)
--------------------------------------------------------------------------------
   Loss per share as previously reported            (.02)                 (.01)
   Loss per share on restatements                   (.01)                 (.01)
   Loss per share as restated                       (.01)                 (.02)


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

2. We may not be able to raise the capital we need. It is likely that we will need to raise additional capital at some point in the future. If additional funds are raised through the issuance of equity, our shareholders' ownership will be diluted. There can be no assurance that additional financing will be available on terms favorable to us or at all. If funds are not available or are not available on terms acceptable to us, we may not be able to continue our business.
================================================================================
Page-12-

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

11. Future performance depends on the ability to attract, train, and retain management, technical and marketing personnel. In the future, loss of one or more key employees could negatively impact us, and there is no "key man" life insurance in force at this time. Competition for qualified personnel is intense,
================================================================================
Page-13-

and there can be no assurance that we will attract or maintain key employees or other needed personnel.

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

At the end of the quarter, the Company had cash reserves of $4114, which was the balance of cash received from the sale of 68,700 shares for $5,481. The shares were sold when the shares were trading at 8 cents. This cash should be sufficient to pay all operating costs for the next three to six months. In the absence of operating activities, the Company's general and administrative expenses for the next 12 months that require a cash outlay are expected to be less than $1500 per month, exclusive of executive compensation, which is deferred.

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

PLAN OF OPERATION

Background

We are a development stage company that has not yet proved the feasibility of
its  planned  principal operations.   In their opinion on our June 30, 2001
financial statements, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception. To date we do not have any operations that generate revenue and have been unable to raise money to begin operations. Until such time as we prove the feasibility of our planned principal operations, we are likely to continue to experience a cash shortage. Because we are a developmental stage company, we are unlikely to be able to borrow money from banks and other traditional financial institutions. We
================================================================================
Page-14-

do not anticipate making any commitments to borrow money within the next 12 months, unless we can secure construction loans to build our first plant. The lack of long term, adequate financing continues to be of great concern to management.

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

Because of our low stock price, and the fact that we are on the "pink sheets", we do not intend to sell additional shares of our common stock in the immediate future unless we have no other source of money to pay expenses. Once our stock is trading on the OTC Bulletin Board, we plan to contact prospective investors
================================================================================
Page-15-

to raise the approximately $1 million in capital discussed above. This planned offering and sale of our common stock will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement. This disclosure is not an offer of securities or a solicitation of an offer to buy securities. Placements will be made only to investors with preexisting contacts with Hybrid Fuels and its authorized representatives. If we encounter unforeseen delays or difficulties in getting our stock to trade on the OTC Bulletin Board and we must continue to trade on the pink sheets, we may reevaluate the price at which we will sell our equity securities to raise capital.

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


================================================================================
Page-16-

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

Once financing is arranged and we have finalized our lease, we anticipate it will take approximately two months to construct the plant. Foundations and flooring are expected to take approximately two weeks and the erection of the buildings are expected take another two weeks. Once the buildings are finished, the installation of the gasifier, pens, feed bunks and ethanol making equipment are expected to take another month. Our plan then provides up to another two months for any delays, initial start-up and testing, for a total of up to four months from beginning construction until the plant is fully operational. At one point we had attempted to have a contractor construct the plant, which we would then lease from the contractor. That proposed arrangement is no longer available to us; we must finance the plant construction ourselves.

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

We plan to add, on average, between 400 and 500 pounds per head during the finishing operation. The weight per head when we acquire the cattle will vary, principally due to the time of year when the cattle are acquired (most calves are born in the spring and are ready to begin being sold as feeder cattle seven months to a year later). Generally speaking, the older they are, the more they weigh. One of our fundamental assumptions is that the plant will have the potential to break even if we can sell finished cattle at prices per pound that are less than the prices per pound at which we purchase them. Generally in the cattle industry feeder cattle sell at a higher price per pound than finished cattle. The increase in weight during the finishing operation provides the potential for generating a profit or at least breaking even when selling finished cattle at a lower price per pound. For example, assume we purchase a 600 pound animal for $0.90 per pound, or $540, that we finish to 1000 pounds and sell at $0.85 per pound, or $850. The $310 difference between our purchase
================================================================================
Page-17-

price and the sale price would have to cover the consumables purchased to prepare wet distillers grains for the animal and a pro rata share of the plant's operating costs, including debt service. At this time we do not have financial data to support the breakeven pricing spread for the plant. Developing this relationship between the plant's cost structure and tolerable price differentials will provide critical information for prospective financiers of future plants.

We expect that as sale prices move close to or exceed purchase prices, the plant's cattle finishing operation will make a profit. Cattle prices are volatile, however, so there is a distinct risk that sale prices for finished cattle could be below the pricing threshold, resulting in a loss on cattle finishing. The greater the price spread, the more important ethanol sales become to the overall profitability of the plant. Farmers with integrated operations who grow their own consumables could have greater price flexibility on the cattle finishing operation if their cost of producing the consumables is less than the market price for consumables. We do not plan to have an integrated operation at the first plant, so we will have to pay market prices for our consumables.

We do not plan to sell the ethanol produced by the first plant during at least the first two to three months of its operation. We have discussed with a local owner of a sawmill and trucking company giving them the ethanol for this two-to three-month period, with a view toward charging them in the future once they have determined that they can use the ethanol economically without harm to their equipment. Once the plant is at full capacity, we project that the plant will produce approximately 240US gallons of ethanol per day, which could be sold at market prices slightly below the price of the diesel fuel with which it will be blended. The price of ethanol will vary, usually in tandem with the price of diesel. Assuming a price of $0.70 per gallon for ethanol, monthly sales of ethanol would be approximately $5,000.

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

Once we have established the economic feasibility of our demonstration plant, we intend to operate it and earn revenue from the sale of cattle and ethanol.
================================================================================
Page-18-

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

To date, we have received applications from more than 50 farmers who have expressed interest in constructing a plant. We are currently developing a screening process to select suitable candidates, and we expect to assist them in obtaining financing for plant construction. Once we have demonstrated our demonstration plant's economic feasibility for purposes of obtaining financing of subsequent plants, we expect to have selected four operators. After operators have been selected and have qualified for financing, we plan to train them and assist in constructing the facility. We anticipate that it will take approximately six months from the time our plant demonstrates economic viability to build the second plant and get it operating.

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

We believe that ultimately the best way to obtain the best premium, is to control the processing, marketing and distribution of the finished beef. To that end we continue to search for money to purchase the packing plant known as Blue Mountain Packers, near Salmon Arm, B.C. This purchase is not likely to happen

================================================================================
Page-19

before our next fiscal year end, but it remains part of our long term plan. No commitment will be made to purchase the packing plant until sufficient money is committed to pay the purchase price and cover operating expenses until positive cash flow is achieved.

Within 18 to 24 months of the first plant demonstrating viability, we expect third parties to have 15 to 20 plants operating. We expect that many of these operators will require assistance to obtain financing in order to construct a plant. We have had preliminary discussions with CIBC, Scotiabank, Leaseline, Dominion Leasing and a Swiss broker with connections to several European "ECO" funds, all of whom have expressed interest in providing financing for plants. We have been told that our project should qualify if we can demonstrate the economic viability of the operation. Once the first plant is operating the plan is for the Swiss broker to arrange to have the appropriate representatives of these ECO funds inspect the plant and if it qualifies, to use them as a source of financing for plant construction, thereby permitting us to expand our operations.


PART II   Other Information


Item 2.        RECENT SALES OF UNREGISTERED  SECURITIES.

                    Date, title and amount of securities sold

Date                         Title                                    Amount
----                         -----                                    ------
March 27, 2002            Common Stock                             68,700 shares

The 68,700 shares were issued for $5481 cash paid to the Company on March 22, 2002. The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the issuance of the shares. All shares were issued in a private transaction at the unsolicited request of one existing shareholder of the Company, who is a sophisticated investor. There was no public solicitation or offering, no underwriters were involved, and the Company received the entire proceeds.


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

            (b)   Reports on Form 8-K      None









================================================================================
Page-20-

 Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 15, 2002

HYBRID FUELS, INC.                  By:    /s/ Clay Larson
                                               Director & CEO

                                           /s/John Morrison.
                                              Director & CFO.

















































================================================================================