Form 10KSB/A
period 2001-06-30
HYBRID FUELS INC
filed 2002-09-27
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
            ------------------------------------------------
                            FORM 10-KSB/A/5


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Fiscal Year Ended June 30, 2001

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For The Transition Period from__________to _________

                    Commission File Number  0-29351

                           HYBRID FUELS, INC.
                         ---------------------
      (Name of small business issuer as specified in its charter)

          NEVADA                                   88-0384399
   -------------------------------         -------------------------
  (State of incorporation)          (IRS Employer Identification No.)

        PO Box 41118, Winfield B.C.,                     V4V 1Z7
    ------------------------------------------       --------------
     (Address of Principal Executive Offices)           (Zip Code)

Issuer's Telephone Number (250) 868-0600

Securities registered pursuant to section 12 (b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common stock with par value of $0.001.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.      Yes [ ]  No [X]

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




================================================================================
Page-4-

  3. We have not sought protection of our intellectual property through any patents, but have elected to protect it through non-disclosure agreements. Our intended business may suffer if we are unable to adequately protect our intellectual property. Because our intellectual property is not protected by patents, others may seek to discover and use our intellectual property. We cannot provide assurance that our intellectual property rights will not be invalidated, circumvented or challenged. If we are found to infringe on the intellectual property rights of others, we may not be able to continue to market our process, or we may have to enter into costly license or settlement agreements. Third parties may allege infringement by us with respect to past, current or future intellectual property rights. Any claim of infringement, regardless of merit, could be costly, time-consuming and require us to develop non-infringing technology or enter into royalty, licensing or settlement agreements. These agreements could be on terms unfavorable or unacceptable to us and could significantly harm the development of our business. In the future, we may also have to enforce our intellectual property rights through litigation. Any such enforcement could also result in substantial costs and could materially affect our financial condition and our business.
  4. We have a history of operating losses and an accumulated deficit, as of June 30, 2001, of $1,057,212.
  5. Our ability to begin operations and to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies. Our future revenues and profitability are unpredictable. We currently have no operating activities that will produce revenue and have not been able to raise the capital necessary to build our first facility and commence operating activities and as such, we do not know when we may be able to begin operations. Furthermore, we cannot provide assurance that we will be successful in raising the money necessary to begin or expand operations.
  6. The production of ethanol is being strongly encouraged by governments and private parties as a way to reduce water and air pollution which could lead to rapidly changing technology. If we are unable to adapt to rapidly changing technologies, our intended business could be adversely affected.
  7. We have no operating history which makes an evaluation of our future prospects very difficult. There can be no assurance that we can raise the money to build the first plant and if we succeed in building the first operating plant, there can be no assurances that we will be able to develop operations that are profitable or will operate as intended. If the market for our plants fails to develop, or develops more slowly than anticipated, we may not be able to meet our expenses and may not achieve profitable results.
  8. Our common stock is not widely traded, and, as a result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our common stock, our stockholders may find it difficult to sell their shares.
  9. Our Common Stock is traded on the "pink sheets" and there is no assurance that it will ever be listed on any major stock exchange. While our stock is on the "pink sheets", it has an effect on the perception of us amongst potential investors which makes it very difficult to raise capital. It can also impact the dilution associated with any financing.
  10. We have no insurance covering our operations, potential products, services or directors and officers.
  11. Future performance depends on the ability to attract, train, and retain management, technical and marketing personnel. In the future, loss of one or more key employees could negatively impact us, and there is no "key man" life insurance in force at this time. Competition for qualified personnel is intense, and there can be no assurance that we will attract or maintain key employees or other needed personnel.




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












================================================================================
Page-7-

Concerns such as these and others about:
1.   declining farm income and the number of family farms;
2.   declining fossil fuel reserves;
3. increasing ground water contamination from animal finishing operations;
4. the increase in antibiotic resistant "super bugs" as a result of over-use of antibiotics; and
5. threats of global warming from use of fossil fuels led the development of this "farm integration" plan.

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

This commercially available gasifier unit is rated by its manufacturer at 900,000 BTU per hour and daily waste removal from one pen is estimated by the company to yield 6.5MM BTU. Estimated energy need for distillation and cooking totals 4MM BTU leaving a surplus for other uses, including a greenhouse if desired. This gasifier has five burning stages and, according to the manufacturer, is expected to burn waste such as manure and bedding virtually free of emissions and residual waste to cause pollution.






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

According to the publication "Advances in Biochemical Engineering -Alcohol Production and Recovery" by Maiorella, Wilke, and Blanch, of Lawrence Berkley Laboratory and Department of Chemical Engineering, University of California, Berkley, CA 94720: "Distillation until now has been considered to be very inefficient - utilizing as much energy as is produced in the alcohol product."

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

At the completion of fermentation, the resulting mash is passed through a centrifugal type separator or "spinner", which separates the liquid
"beer" from the solids, called wet distillers grains, or WDGs. The separation of the liquid, called stillage water (or beer) from these
WDGs, dries them to an
================================================================================
Page-10-

appropriate moisture content for feeding, and they are then conveyed to the animal feed troughs. At the same time, the beer is drained off to be used for the distillation of the ethanol.

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

Management believes that the combination of the Company's proprietary fermentation process and distillation column, will result in completion of the whole process in about 12 to 15 hours. In most typical distillation operations, the process takes around 60 hours. See "Biomass Energy Monograph" published by Texas Engineering Station, Texas A+M University System, page 121, or "Saccharification and Fermentation of Barley", by Drs. M.Wayman, R.S.Parekh, O.Trass, and E.Gondolfi, Dept of Chemical Engineering, University of Toronto, Canada. The proprietary fermentation process referred to above is considered a "trade secret" as it was developed by the Company, and is not used by anyone else so far as we are aware. It is not protected by patent and therefore could be used by others which could reduce our competitive advantage.

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

At the completion of distillation, the de-alcoholized stillage water is recovered and stored for delivery to appropriate feed containers for the animals in the barn. According to the research described below under the heading "Feeding Wet Distillers Grains and Stillage Water", the feeding of wet distillers grains and stillage water to cattle promotes weight gains. In addition, feeding the WDGs and stillage water to the animals in the adjacent barn is very important because it uses another co-product on-site, eliminates transport and drying costs and addresses the challenge of stillage disposal. The Biomass Energy Monograph by Edward Hiler and Bill Strout of Texas A.&M. University, states: "If the nation were to replace 10 percent of its gasoline consumption with ethanol, the liquid stillage from ethanol fuel production would constitute a biochemical oxygen demand (BOD) load equivalent to all its domestic sewage. Therefore, expensive water pollution controls must be major goals of the emerging fuel-alcohol industry." These "expensive water pollution controls" are not necessary in our process, as the stillage becomes a valuable animal feed supplement, not a by-product destined for disposal.

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





================================================================================
Page-15-

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

As a result of environmental and fuel price concerns in both Canada and the US, there is a push to increase the production of ethanol. One example is former President Clinton's announcement in August 1999 of incentives to triple the use of ethanol in fuels in the US within 10 years. More recently, a press release issued by Agriculture Canada reads, "Ottawa Has Big Plans For Ethanol." The release says in part that, "government officials state that as part of Canada's commitment to reducing emissions from vehicle exhaust, Ottawa will soon announce a package that includes extension and expansion of a plan to guarantee loans for ethanol plant construction or expansion." There will be provision for direct government aid to build new facilities. Recommending a goal of increasing ethanol production capacity to close to one billion liters by 2005, (250,000,000 US gallons) Agriculture Minister Vanclief said producing alcohol from grain would be "the main ticket" for future rural incomes. The Company believes that initiatives such as these create a more favorable climate for the expansion of the Company's business, even though the Bush administration seems to have much less enthusiasm for ethanol than the previous administration.

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

We will require additional capital soon in order to continue as a going concern in the long term. Until we have arranged financing, no operating activities are planned. In the absence of operating activities, our cash general and administrative expenses for the next 12 months are expected to be less than $500 per month, exclusive of executive compensation, which is deferred, and
================================================================================
Page-25-

professional fees for legal and accounting services.

Our ability to continue to operate in the future depends on us being able to raise money to build our first plant. We have discussed with a general contractor, Team Steel Building Systems, of Edmonton Alberta, working towards a plan to build the first plant. We do not have any written or specific arrangements with Team Steel at this time. We are concentrating our efforts on raising money to build the first plant and commence operations. We estimate we need to raise approximately $1 million to cover payables, build the first plant, begin the development of operating activities and deal with potential claimants. This estimate includes $350,000 for plant construction, $110,000 for cattle, $30,000 for payables (excluding shareholder loans and accrued executive salaries), $70,000 for salaries, consumables and other operating expenses until the plant begins to generate cash flow, and $250,000 for contingencies and to start developing operating activities. The remaining $190,000 constitutes a reserve for any shortfalls in our estimation process or any unforeseen contingencies. Although we are negotiating with potential investors to fund the construction of the first plant, we do not have any commitments at this time.

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

Because of our low stock price, and the fact that we are on the "pink sheets", we do not intend to sell additional shares of our common stock in the immediate future unless we have no other source of money to pay expenses. Once our stock is trading on the OTC Bulletin Board, we plan to contact prospective investors to raise the approximately $1 million in capital discussed above. This planned offering and sale of our common stock will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement. This disclosure is not an offer of securities or a solicitation of an offer to buy securities. Placements will be made only to investors with
================================================================================
Page-26
preexisting contacts with Hybrid Fuels and its authorized representatives. If we encounter unforeseen delays or difficulties in getting our stock to trade on the OTC Bulletin Board and we must continue to trade on the pink sheets, we may reevaluate the price at which we will sell our equity securities to raise capital.

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

Once financing is arranged and we have finalized our lease, we anticipate it
================================================================================
Page-27-
will take approximately two months to construct the plant. Foundations and flooring are expected to take approximately two weeks and the erection of the buildings are expected take another two weeks. Once the buildings are finished, the installation of the gasifier, pens, feed bunks and ethanol making equipment are expected to take another month. Our plan then provides up to another two months for any delays, initial start-up and testing, for a total of up to four months from beginning construction until the plant is fully operational. At one point we had attempted to have a contractor construct the plant, which we would then lease from the contractor. That proposed arrangement is no longer available to us; we must finance the plant construction ourselves.

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

The cattle will begin the finishing operation in quieting pens where they spend approximately two weeks being transitioned from their prior diet to the wet distillers grains diet. After completing the diet transition, the cattle are moved into the barn, where, on average, they will spend approximately 100 days being fed the finishing diet. At the end of the finishing operation, our plans for this demonstration plant call for the cattle to be sold at auction. As one group of cattle is sold, another takes its place, as both the finishing operation and our staggered acquisition scheme are scheduled to take approximately three to four months, depending on how long the finishing takes. As a result of using this staggered acquisition scheme, we will not run the plant at full capacity until approximately four months have passed from the plant becoming operational. As a result the cattle we begin selling during the fourth month, which will generate our initial revenues, will bear a disproportionate amount of fixed costs compared to cattle sold beginning in the eighth month. We believe, however, that at the end of the fourth month, when we sell the first group of finished cattle, we will have an initial set of data with which to prepare pro forma information for purposes of estimating cash flows to prospective financiers of future plants, rather than having to wait until the end of the eighth month, to present this information.

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

================================================================================
Page-28
We expect that as sale prices move close to or exceed purchase prices, the plant's cattle finishing operation will make a profit. Cattle prices are volatile, however, so there is a distinct risk that sale prices for finished cattle could be below the pricing threshold, resulting in a loss on cattle finishing. The greater the price spread, the more important ethanol sales become to the overall profitability of the plant. Farmers with integrated operations who grow their own consumables could have greater price flexibility on the cattle finishing operation if their cost of producing the consumables is less than the market price for consumables. We do not plan to have an integrated operation at the first plant, so we will have to pay market prices for our consumables.

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

Once we have operated the plant for four months, we believe that the actual financial results for the finishing operation and ethanol sales will provide us with the data needed to prepare pro forma financial information assessing the economic feasibility of the plant. If the data establishes the economic feasibility of the plant, we will then be able to implement our business plan, which is based on identifying third parties who will work with us to construct and operate their own plants. If our assumptions prove wrong or we encounter unforeseen obstacles, our ability to demonstrate the plant's economic feasibility may be delayed, or, in the worst case, we may not be able to establish the economic feasibility of the plant and may have to abandon the business and liquidate the company.

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

We intend to license our technology and provide our expertise to third parties that want to construct plants. We expect to earn a profit and recognize revenue on the sale of each plant. We plan to charge fees in connection with the sale of each plant, based on the value to the operator of having us organize and supervise the construction of the plant and train the operator. We expect the fees from the sale of the plants to be sufficient to cover all of the operating costs we will incur in qualifying candidates, training operators, supervising
================================================================================
Page-29-
construction and start-up, etc., until royalties are received.

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

Within 18 to 24 months of the first plant demonstrating viability, we expect third parties to have 15 to 20 plants operating. We expect that many of these operators will require assistance to obtain financing in order to construct a plant. We have had preliminary discussions with CIBC, Scotiabank, Leaseline,
================================================================================
Page-30-
Dominion Leasing and a Swiss broker with connections to several European "ECO" funds, all of whom have expressed interest in providing financing for plants. We have been told that our project should qualify if we can demonstrate the economic viability of the operation. Once the first plant is operating the plan is for the Swiss broker to arrange to have the appropriate representatives of these ECO funds inspect the plant and if it qualifies, to use them as a source of financing for plant construction, thereby permitting us to expand our operations.

Historical Results

The loss for the year ended June 30, 2002, was $167,850, compared to $312,660 for the comparable period the previous year. The largest items making up this years losses were the deferred salary for the President of $72,000 and imputed interest of $58,932, down from $59,202 in 2001. Imputed interest is interest that is imputed on non-interest bearing amounts that are advanced to, or paid on behalf of the Company, plus deferred executive compensation. Executive compensation shown is the salary for the President, which is deferred until funds are available to pay his salary.

The losses for 2001 were also significantly higher than the loss for the current year because the advances of $84,951 to Blue Mountain were written off in 2001, and professional fees for 2002 were $23,890, compared to $72,419 for 2001. In addition, rent, telephone and travel expenses were all lower in 2002.

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

MANNING ELLIOT
CHARTERED ACCOUNTANTS
Vancouver, Canada
September 21, 2001







================================================================================
                                        F-2

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

  (d)  Accounting for Stock-Based Compensation

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted be recognized as compensation expense based on fair values at the date of grant. Alternatively, a company may account for stock awards granted under Accounting Principles Board Opinion (APB) No. 25, +"Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense. Stock based compensation for non- employees are accounted for using SFAS No. 123.


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

(a)Inclusion of imputed interest at a rate of 15+ACU- per annum on
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

Date: September 26, 2002.

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
             (Commission File Number)     (IRS Employer Identification No.)

             +ACM-214-2791 Hwy 97 N, Kelowna, B.C., Canada            VIX 4J8
             (Address of principal executive offices)            (Zip Code)

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