Form 10KSB
period 2002-06-30
HYBRID FUELS INC
filed 2002-09-27
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                ___________________

                                    FORM 10-KSB


                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Fiscal Year Ended June 30, 2002

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

The number of shares issued of the registrant's common stock as of September 24, 2002 is 21,573,353

The number of shares outstanding of the registrant's common stock as of September 24, 2002 is 21,336,000

Amount of revenue for most recent fiscal year   $0.00

DOCUMENTS INCORPORATED BY REFERENCE: NONE






===============================================================================
Page-2-


TABLE OF CONTENTS

PART I...........................................................Page 3

 Item 1.   DESCRIPTION OF BUSINESS...............................Page 3

 Item 2.   DESCRIPTION OF PROPERTY...............................Page 19

 Item 3.   LEGAL PROCEEDINGS.....................................Page 19


PART II .........................................................Page 21

 Item 5.   MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS................Page 21

 Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.....................................Page 22

 Item 7.   FINANCIAL STATEMENTS..................................Page 29

 Item 8.   CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS..........Page 40


PART III ........................................................Page 40

 Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
           AND CONTROL PERSONS...................................Page 40

 Item 10.  EXECUTIVE COMPENSATION................................Page 41

 Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.................................Page 42

 Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........Page 43

 Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K...............................Page 43

 Signatures......................................................Page 43

 Exhibits........................................................Page 44




















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

9. Our Common Stock is traded on the "pink sheets" and there is no assurance that it will ever be listed on any major stock exchange. While our stock is on the "pink sheets", it has an effect on the perception of us amongst potential investors which makes it very difficult to raise capital. It can also effect the dilution associated with any financing.

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

(a) BUSINESS DEVELOPMENT The Company was originally incorporated in the state of Florida on February 16, 1960 as Fiberglass Industries Corporation of America.
On September 3, 1966, the Company changed its name to Rocket-Atlas Corp. It changed its name again on December 1, 1966 to Rocket Industries, Inc. On January 28, 1984, the Company changed its name to Polo Investment Corp. of Missouri, Inc., and on October 7, 1985 changed it's name to Medical Advanced Systems, Inc. Then, by resolution adopted May 14, 1993 and filed on June 3, 1993, the Company changed its name to Polo Equities, Inc., and increased its authorized capital to 50,000,000 shares with a par value of $0.001. In May 1998, the Company changed its domicile to Nevada and, on June 10, 1998, changed to its current name, Hybrid Fuels, Inc.

In May of 1998, as part of a reverse merger, the Company recalled 12,000,000 shares held by 3 individuals: Justeen Blankenship, Shane Duffin, and Danni Uyeda, 4M shares each. So far as the Company is aware, no consideration was paid to those three individuals in return for the cancellation of the shares. Then, in a stock for stock exchange, the Company issued 12,000,000 shares to Donald Craig to acquire all of the issued and outstanding shares of Hybrid Fuels, U.S.A., Inc. and 330420 B.C. Ltd., (which subsequently changed its name to Hybrid Fuels (Canada) Inc.) At the time of the acquisition, Donald Craig held all of the issued and outstanding shares of Hybrid Fuels, U.S.A., Inc., and Hybrid Fuels (Canada) Inc., as Trustee for a group of individuals and companies that had contributed to the development of the Hybrid technology. At the time of the acquisition, Hybrid Fuels (Canada) Inc., owned the rights to the technology, with the result that, as a part of the acquisition, the Company acquired control over the technology necessary for the Company's intended operations. Prior to the acquisition of Hybrid Fuels, U.S.A., Inc. and Hybrid Fuels (Canada) Inc., the Company had no significant operations and was seeking a business opportunity.

(a) BUSINESS OF THE ISSUER

Hybrid Fuels intended business is to sell integrated farm scale facilities that combine ethanol production with a beef finishing operation. This integration is achieved through certain procedures, process improvements and mechanical devices the company has discovered or developed. The ethanol is intended to be mixed with diesel to create a hybrid fuel. The Company expects to act as the marketing agent for the hybrid fuel and the finished animals in order to control quality and present a unified marketing presence as a way of generating better returns from the sale of the products.








================================================================================
Page-6-

SOME CONCERNS ABOUT PRESENT FINISHING METHODS

We believe beef cattle do not do well using what may be referred to as "factory farming methods". In "Diet For A New America", John Robbins describes how, in most conventional beef feedlots, antibiotics are fed to the animals daily to prevent them from becoming sick. In addition, growth hormones are implanted or fed to increase weight gains and toxic chemicals are used to kill flies and to protect the animals from parasites that might interfere with weight gains. He also reviewed the evidence pointing to growing health concerns that seem to be the result of those substances remaining in the meat, and being ingested when consumers eat the end product.

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

Typical beef operations produce manure and bedding which are expensive to dispose of and cause tremendous groundwater contamination. See the cover story from Macleans Online for June 12, 2000, which says in part, about the dangers of factory farms: "The monstrous size of these profitable operations has raised troubling questions about water quality and threats to public health from coast to coast. Manure from factory farms often contains a variety of heavy metals, lake-choking nutrients and deadly pathogens such as e-coli 0157." This article says, in describing the resulting groundwater pollution problem in great detail:
"In the US, the EPA estimates that agricultural runoff from animal factories and traditional farms is the leading source of water pollution in that country." The article then quotes Les Klapatiuk, who runs a firm specializing in water treatment, that there isn't a single government in Canada with adequate legislation to deal with these volumes of animal waste. The article says: "The leakage from lagoons is incredible, and when you spread millions of gallons of waste on a field it just runs into the surface water. If a city or oil company operated in this way, they would be shut down."












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

Cattle being finished generally average about 12 pounds of manure and urine each day, containing about 80% moisture. (See Saskatchewan Agriculture 1988, ISBN 0-88656-475-1) Moisture content in the waste is controlled by spreading bedding, in the form of chopped straw, wood shavings, or sawdust (depending on price and availability) into the pens to soak up moisture from the manure and urine. The amount of bedding is adjusted so that one weeks' accumulation of manure and urine in the bedding will generate waste with moisture content of approximately 45%, which is ideal for the gasifier, according to the manufacturer.

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

ETHANOL ENERGY BALANCE INFORMATION

The history of ethanol production for fuel worldwide is well documented, and covers a period of more than 75 years. The term "energy balance" associated with ethanol production, means the relationship or ratio between the energy (generally expressed in British Thermal Units or BTU's) in the ethanol compared to the energy used to produce the ethanol and is written as 2:1, 4:1, etc. Those ratios would mean 2 or 4 BTU's of energy in a quantity of ethanol compared with 1 BTU of energy from some external source required to make that quantity of ethanol.

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

HYBRID FUELS ETHANOL PRODUCTION

The Hybrid Fuels process starts with the feedstock grain being soaked in water overnight, crushed and then heated to prepare it for fermentation. An enzyme reaction is then started, using commercially available enzymes. The entire fermentation process is carried out in the feedstock preparation tanks, which are part of the ethanol plant. A proprietary, trade secret process is then used to promote rapid fermentation. This process, which was discovered by the Company and is not patented, will be protected by non-disclosure agreements that each operator will be required to sign. The total cost of all the enzymes and other fermentation additives are expected to cost the operator about $500.00 per month.





================================================================================
Page-10-

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

In more typical ethanol producing plants, the WDGs are dried so they can be transported without becoming mouldy. The energy and other costs of drying the WDGs to make dry distillers grains, (DDGs) and then transporting them elsewhere are eliminated in the hybrid process by using the wet distillers' grains onsite. Using such "co-products" onsite is important in reducing costs and improving the economics of the operations.

At the completion of distillation, the de-alcoholized stillage water is recovered and stored for delivery to appropriate feed containers for the animals in the barn. According to the research described below under the heading "Feeding Wet Distillers Grains and Stillage Water", the feeding of wet distillers' grains and stillage water to cattle promotes weight gains. In addition, feeding the WDGs and stillage water to the animals in the adjacent barn is very important because it uses another co-product on-site, eliminates transport and drying costs and addresses the challenge of stillage disposal.
The Biomass Energy Monograph by Edward Hiler and Bill Strout of Texas A. & M. University, states: "If the nation were to replace 10 percent of its gasoline consumption with ethanol, the liquid stillage from ethanol fuel production would constitute a biochemical oxygen demand (BOD) load equivalent to all its domestic sewage. Therefore, expensive water pollution controls must be major goals of the emerging fuel-alcohol industry." These "expensive water pollution controls" are not necessary in our process, as the stillage becomes a valuable animal feed supplement, not a by-product destined for disposal.

Aside from the capital costs of the plant, the two major costs of ethanol production are the feedstocks and the input energy required for fermentation and distillation. For ethanol to be accepted as a fuel extender, it must be available in a practical price range. By using the feedstock for the dual





================================================================================
Page-11-

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

FEEDING WET DISTILLERS' GRAINS AND STILLAGE WATER

There is a considerable body of literature which indicates that the feed value of the distillers' grains is superior to that of ordinary grain, and feeding stillage water increases weight gains. For example, see Dr. T. J. Klopfenstein of the University of Nebraska, in an article entitled: "How Do Wet Distillers Grains (Byproducts) Compare To Dry Distillers Grains?" and in a report to the 31st Distillers Feed Conference on the "Digestibility of Distillers Grains", and
G. M. Erickson and G. R. Tisher, writing in a Beef Science article #72-980 in 1989; "Barley Distillers Grains As Supplements For Beef Cattle". These articles generally indicate a significantly higher feed value of dried distillers grains
(DDG) over ordinary grain, and higher still for wet distillers grains (WDG), which our process uses, over DDG.

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




================================================================================
Page-12-

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


================================================================================
Page-13-

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




================================================================================
Page-14-

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











================================================================================
Page-15-

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

COST AND EFFECTS OF GOVERNMENTAL REGULATION

Governmental regulation will affect the Company most in the areas of compliance with environmental regulations and those regarding the production of ethanol. Each jurisdiction will require the Company to obtain the appropriate permits to comply with its specific set of regulations. The Company plans to initially build in those jurisdictions where the process for obtaining the necessary permits to produce the hybrid fuel and to operate in accordance with these regulations, are the easiest and least expensive to comply with. The Company anticipates it will have little difficulty in complying with environmental regulations as the process does not create any pollution. The Company does not anticipate any significant delays in obtaining the necessary permits for the production of the hybrid fuel in the Province of British Columbia and in most states of the US. The necessary permit has already been issued for the first plant.
================================================================================
Page-16-

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

Robbins makes the case for consumers who are becoming concerned about the adverse effects on their immune systems of consuming meat and poultry that has been raised using antibiotics and growth hormones. He also refers to evidence that suggests links between the increasing incidence of a number of diseases to the consumption of meat, dairy products and other foods which contain antibiotics, hormones and toxic chemicals.
================================================================================
Page-17-
The Company plans to promote the beef as being free of antibiotics and hormones. As consumers become more selective about eating "clean" meat, the Company anticipates capitalizing on these products being free of these substances. The Company also intends to "brand" the finished product with a name, trade marks and logos (not yet selected) to make the product more easily recognizable in order to generate consumer loyalty and capitalize on brand quality.

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

The United States and Canada are signatories to the Kyoto Emission Standards Agreement which requires them to adhere to the Kyoto Protocol commitments to reduce pollution by the year 2010, although the Bush administration has been balking at complying with those commitments. In addition, many states, such as California, have or are considering legislation to eliminate the use of MTBE as an octane enhancer and "clean air" additive. This should work to the advantage of the Company, as most media reports indicate that ethanol appears to have the edge as the product to reduce the use of fossil fuels and the "clean air" additive of choice to replace MTBE. Our initial calculations suggest that use of our hybrid fuel by the majority of diesel engines could reduce their exhaust emissions sufficient to meet Canada's Kyoto requirements.

================================================================================
Page-18-

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



================================================================================
Page-19-

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

Although the Company is not involved in any legal proceedings, the following issues may eventually lead to legal action: (a) On August 4, 1998 and March 23, 1999, the Company's former President authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration and without Board of Directors resolutions. On August 21, 1999, the then only Director resolved that the share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company first determined that these shares had not been transferred out of the names of the original recipients and then resolved to cancel the share certificates. The Company indemnified the transfer agent, for any costs or liability it may incur in any way arising out of the cancellation of such shares and the transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the
================================================================================
Page-20-
issuance. Six of the cancelled certificates, totalling 550,000 shares, have been endorsed and returned to the Company for cancellation. No formal legal demand for the return of the shares has been made as the former administration has failed to provide addresses despite a number of requests.

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

























================================================================================
Page-21-

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company has authorized capital of 50,000,000 share of common stock with a par value of $0.001, of which 21,533,353 were issued and 21,286,000 were outstanding as at June 30, 2002 and the Company had 240 shareholders of record.

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

The Company's common stock is traded in the National Quotation Bureau's "Pink Sheets" under the symbol "HRID."

The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the National Quotation Bureau.

                                            HIGH           LOW
                                            ----           ----
                                                   2000
                                                   ----
                                3rd Quarter 0.75           0.275
                                4th Quarter 0.40           0.15

                                            HIGH           LOW
                                            ----           ---
                                                   2001
                                                   ----
                                1st Quarter 0.28           0.05
                                2nd Quarter 0.14           0.045
                                3rd Quarter 0.092          0.030
                                4th Quarter 0.25           0.035

                                            HIGH           LOW
                                            ----           ---
                                                   2002
                                                   ----
                                1st Quarter 0.11            0.06
                                2nd Quarter 0.15            0.05

The Company has never paid cash dividends. The Directors of the Company currently anticipate that it will retain all available funds for use in the operation of the business and does not anticipate paying any cash dividends in the foreseeable future.











================================================================================
Page-22-

RECENT  SALES  OF  UNREGISTERED  SECURITIES.

1. Date, title and amount of securities recently sold by the Company:

           Date                     Title                 Amount
           ----                     -----                 ------
       May 6, 2002               Common Stock            31,300 shares
       May 31, 2002              Common Stock           147,000 shares

These shares were sold to an investor who is not an U.S. person. The transactions were accomplished outside the United States with a person who was involved with the business of the Issuer, so there were no selling efforts of any kind involved with the transactions. The shares were issued to the investor with restrictive legends. As a result, the Issuer believes that the exemption afforded by Regulation S applies to this investor. In the alternative, because the shares were issued in isolated private transactions not involving any public offering to one sophisticated investor, who had a prior business relationship with the Company, the Issuer believes that the Section 4(2) private offering exemption also applies. No offering materials were used, no brokers were involved and no discounts or commissions were paid in connection with these transactions.

Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Background

We are a development stage company that has not yet proved the feasibility of its planned principal operations. In their opinion on our June 30, 2002 financial statements, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception. To date we do not have any operations that generate revenue and have been unable to raise money to begin operations. Until such time as we prove the feasibility of our planned principal operations, we are likely to continue to experience a cash shortage. Because we are a developmental stage company, we are unlikely to be able to borrow money from banks and other traditional financial institutions.
We do not anticipate making any commitments to borrow money within the next 12 months, unless we can secure construction loans to build our first plant. The lack of long term, adequate financing continues to be of great concern to management.

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

Our ability to continue to operate in the future depends on us being able to raise money to build our first plant. We have discussed with a general contractor, Team Steel Building Systems, of Edmonton Alberta, working towards a plan to build the first plant. We do not have any written or specific arrangements with Team Steel at this time. We are concentrating our efforts on raising money to build the first plant and commence operations. We estimate we need to raise approximately $1 million to cover payables, build the first plant, begin the development of operating activities and deal with potential claimants. This estimate includes $350,000 for plant construction, $110,000 for cattle, $30,000 for payables (excluding shareholder loans and accrued executive salaries), $70,000 for salaries, consumables and other operating expenses until the plant begins to generate cash flow, and $250,000 for contingencies and to start developing operating activities. The remaining $190,000 constitutes a reserve for any shortfalls in our estimation process or any unforeseen contingencies.
================================================================================
Page-23-

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

Our plan to have our stock traded on the OTC Bulletin Board could also be frustrated by the introduction of the BBX Exchange, a proposed automated electronic exchange that would replace the negotiated order system of the OTC Bulletin Board. In the near term, the NASD may slow its processing of new applications to the OTC Bulletin Board, because the OTC Bulletin Board will terminate soon and BBX applications may be filed as early as July 1,
2002. The BBX Exchange is slated to go "live" in March 2003. The most recent NASD proposal to the SEC regarding the BBX Exchange does not contain a definite date when the OTC Bulletin Board will terminate, but the stated objective of the introduction of the BBX Exchange is to remove any market for stocks between the pink sheets and the BBX Exchange. If the uncertainty created by the BBX Exchange prevents us from having our stock traded on the OTC Bulletin Board, we would have to reevaluate our capital raising strategy. We would have to assess
================================================================================
Page-24-

whether we would remain a pink sheets company and sell our equity securities at the lower prices that a pink sheets listing entails or whether we could achieve the more rigorous listing standards of the BBX Exchange and apply to have our common stock traded there. If we were to attempt the BBX Exchange alternative, we would either have to raise some capital at the pink sheets level to fund the application process or have to convince related parties to advance these funds.

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

================================================================================
Page-25-

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






================================================================================
Page-26-

We do not plan to sell the ethanol produced by the first plant during at least the first two to three months of its operation. We have discussed with a local owner of a sawmill and trucking company giving him the ethanol for this two- to three-month period, with a view toward charging him in the future once he has determined that he can use the ethanol economically without harm to his equipment. Once the plant is at full capacity, we project that the plant will produce approximately 240 US gallons of ethanol per day, which could be sold at market prices slightly below the price of the diesel fuel with which it will be blended. The price of ethanol will vary, usually in tandem with the price of diesel. Assuming a price of $0.70 per gallon for ethanol, monthly sales of ethanol would be approximately $5,000.

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











================================================================================
Page-27-


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








================================================================================
Page-28-

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

Historical Results

The loss for the year ended June 30, 2002, was 167,850, compared to $312,660 for the comparable period the previous year. The largest items making up this years losses were the deferred salary for the President of $72,000 and imputed interest of $58,932, down from $59,202 in 2001. Imputed interest is interest that is imputed on non-interest bearing amounts that are advanced to, or paid on behalf of the Company, plus deferred executive compensation. Executive compensation shown is the salary for the President, which is deferred until funds are available to pay his salary.

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

At June 30, 2002 the Company had sufficient cash reserves to pay all of our ordinary operating expenses for the subsequent 12 months, with the exception of professional fees. Related parties have agreed to pay those professional fees but are not obligated to do so. If there is no other source of funds to pay operating expenses the Company will probable sell more shares.




















================================================================================
Page-29-















Item 7. FINANCIAL STATEMENTS

Hybrid Fuels Inc.

Index to Consolidated Financial Statements

Report of Independent Auditors..........................................F-1
Consolidated Balance Sheets.............................................F-2
Consolidated Statements of Operations...................................F-3
Consolidated Statements of Cash Flows...................................F-4
Consolidated Statements of Stockholders' Equity.........................F-5
Notes to Consolidated Financial Statements..............................F-6-F-10





































================================================================================
                                        F-1

INDEPENDENT AUDITORS' REPORT
To the Stockholders and Directors of Hybrid Fuels, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Hybrid Fuels, Inc. (A Development Stage Company) as of June 30, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows accumulated for the period from February 16, 1960 (Date of Inception) to June 30, 2002 and 2001 and the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Hybrid Fuels, Inc. (A Development Stage Company), as of June 30, 2002 and 2001, and the results of its operations and its cash flows accumulated for the period from February 16, 1960 (Date of Inception) to June 30, 2002 and the years ended June 30, 2002 and 2001 in conformity with generally accepted accounting principles used in the United States.

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

MANNING ELLIOTT
CHARTERED ACCOUNTANTS
Vancouver, Canada
September 13, 2002




















================================================================================
                                        F-2

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets



                                                      June 30,     June 30,
                                                       2002          2001
                                                        $             $
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                    1,796             2
--------------------------------------------------------------------------------
Total Assets                                            1,796             2
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                       20,458        14,807
Accrued liabilities (Note 6(d))                         3,907        15,000
Note payable (Note 4)                                  33,638        33,638
Shareholder loan payable (Note 6(a))                  199,635       196,255
Amounts owing to a `Director (Note 6(b))              218,699       152,111
--------------------------------------------------------------------------------
                                                      476,337       411,811
--------------------------------------------------------------------------------
Temporary Equity (Note 7(d))                          223,000       223,000
--------------------------------------------------------------------------------
Stockholders' Deficit

Common Stock (Note 7): $0.001 par value;
50,000,000 shares authorized 21,300,600
and 20,623,600 shares are issued and
outstanding respectively                              21,300         20,624

Additional Paid-in Capital                           331,352        285,842

Donated Capital - Imputed Interest (Notes 5 and 6)   174,869        115,937

Deficit Accumulated During the Development Stage  (1,225,062)    (1,057,212)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                         (697,541)      (634,809)
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit            1,796              2
--------------------------------------------------------------------------------

Nature of Operations and Continuance of Business (Note 1)
Other Contingencies (Note 8)

(See Accompanying Notes to the Consolidated Financial Statements)













================================================================================
                                        F-3

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations


                                          Accumulated from       Years ended
                                          February 26, 1960  June 30,   June 30,
                                          Date of Inception)   2002      2001
                                          to June 30, 2002
                                                 $              $          $
--------------------------------------------------------------------------------
Revenue                                          -              -          -
--------------------------------------------------------------------------------
Expenses
Consulting fees                                 6,520          6,520       -
Deposit and advances written-off (Note 3)     255,512           -        84,951
Disputed compensation (Note 8(b))             243,463           -          -
Executive compensation (Note 6(b))            216,000         72,000     72,000
Filing and regulatory fees                     17,630          2,100      5,092
General and administration                     59,675            726      2,973
Imputed interest (Notes 5 and 6)              174,869         58,932     59,202
Interest                                        4,851          2,722      2,129
Investor relations                             16,698           -         4,092
Professional fees                             165,258         23,890     72,419
Rent and telephone                             42,598            676      6,699
Research and development                        8,000           -          -
Travel and promotion                           13,988            284      3,103
--------------------------------------------------------------------------------
                                            1,225,062        167,850    312,660
--------------------------------------------------------------------------------
Net Loss                                   (1,225,062)      (167,850)  (312,660)
--------------------------------------------------------------------------------
Net Loss Per Share                                              (.01)      (.02)
--------------------------------------------------------------------------------
Weighted Average Shares Outstanding                       20,962,210 19,524,000
--------------------------------------------------------------------------------



(See Accompanying Notes to the Consolidated Financial Statements)























================================================================================
                                        F-4

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows



                                          Accumulated from       Years Ended
                                          February 26, 1960  June 30    June 30
                                         (Date of Inception)   2002      2001
                                          to June 30, 2002
                                                 $              $         $
--------------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                                  (1,225,062)       (167,850) (312,660)
Adjustments to reconcile net loss to cash
Shares issued for services                    17,000            -         -
Other adjustment                                (502)           -         -
Imputed interest                             174,869          58,932    59,202
Deposit and advances written-off             255,512            -       84,951

Change in non-cash working capital items
Accounts payable and accrued liabilities      24,365          (5,442)   26,695
--------------------------------------------------------------------------------
Net Cash Used In Operating Activities       (753,818)       (114,360) (141,812)
--------------------------------------------------------------------------------
Cash Flows To Investing Activities
Deposit and advances                        (170,561)           -         -
Advances to Blue Mountain Packers Ltd.       (84,951)           -      (84,951)
--------------------------------------------------------------------------------
Net Cash Used By Investing Activities       (255,512)           -      (84,951)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
Note payable                                  33,638            -       33,638
Advances payable                             134,468          15,000    82,455
Amounts owing to a director                  218,699          66,588    77,679
Shareholder loans payable                    199,635           3,380    32,508
Temporary equity and redeemable shares       223,000            -         -
Issuance of common stock                     201,686          31,186      -
--------------------------------------------------------------------------------
Net Cash Provided By Financing Activities  1,011,126         116,154   226,280
--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                1,796           1,794      (483)

Cash - Beginning of Period                      -                  2       485
--------------------------------------------------------------------------------
Cash - End of Period                           1,796           1,796         2
--------------------------------------------------------------------------------
Non-Cash Financing Activities
Common shares issued for services             17,000           5,000         -
Common shares issued to settle debt          134,468          10,000         -
--------------------------------------------------------------------------------
Supplemental Disclosures
Interest paid in cash                           -               -            -
Taxes paid in cash                              -               -            -
--------------------------------------------------------------------------------



(See Accompanying Notes to the Consolidated Financial Statements)



================================================================================
                                        F-5


Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity

                                                               Deficit
                                                               Accumulated
                           # of            Additional          During the
                           Shares          Paid-in   Donated   Development
                       Issued and  Par     Capital   Capital   Stage
                       Outstanding Value                                   Total
                                     $        $         $         $          $
--------------------------------------------------------------------------------
Cumulative from February 16, 1960 (Date of Inception) to June 30, 1997
                         15,000,000  15,000    3,398    -     (18,398)       -

Shares returned to treasury for cancellation
                        (12,000,000)(12,000)  12,000    -        -           -

Shares issued to effect a reverse merger
                         12,000,000  12,000  (12,000)   -        -           -
Net loss for the year         -       -        -        -    (93,633) (93,633)
--------------------------------------------------------------------------------
Balance at June 30, 1998 15,000,000  15,000    3,398    -   (112,031) (93,633)

Issuance of 1,900,000 shares
                          1,900,000   1,900   (1,900)   -        -           -
Issuance of shares for cash  23,600      24   13,576    -        -     13,600
Imputed Interest               -       -        -     26,000     -     26,000
Net loss for the year          -       -        -       -   (308,377)(308,377)
--------------------------------------------------------------------------------
Balance at June 30, 1999 16,923,600  16,924   15,074  26,000(420,408)(362,410)

Cancellation of shares previously issued
                         (1,900,000) (1,900)   1,900    -       -        -
Issuance of shares for no consideration
                          3,000,000   3,000   (3,000)   -       -        -
Issuance of shares pursuant to a subscription agreement
                          1,500,000   1,500  148,500    -       -     150,000
Imputed Interest               -       -        -     30,735    -      30,735
Net loss for the year          -       -        -       -   (324,144)(324,144)
--------------------------------------------------------------------------------
Balance at June 30, 2000 19,523,600  19,524  162,474  56,735(744,552)(505,819)

Issuance of shares to settle debt
                          1,100,000   1,100  123,368    -       -     124,468
Imputed interest               -       -        -     59,202    -      59,202
Net loss for the year          -       -        -       -   (312,660)(312,660)
--------------------------------------------------------------------------------
Balance at June 30, 2001 20,623,600  20,624  285,242 115,937(1,057,212)(634,809)
Issuance of shares to settle debt
                            200,000     200    9,800    -       -        10,000
Issuance of shares for
services                    100,000     100    4,900    -       -         5,000
Issuance of shares for cash 377,000     376   30,810    -       -        31,186
Imputed interest               -        -       -      58,932   -        58,932
Net loss for the year          -        -       -       -     (167,850)(167,850)
--------------------------------------------------------------------------------
Balance at June 30, 2002 21,300,600  21,300  331,352 174,869(1,225,062)(697,541)
--------------------------------------------------------------------------------
As at June 30, 2002, 232,753 shares were issued but not outstanding as these shares were issued with rescission rights attached (Note 7(d)).
(See Accompanying Notes to the Consolidated Financial Statements.)
================================================================================
                                        F-6

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

On May 28, 1998, the Company acquired, by issuing 12,000,000 shares,
Hybrid Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. gained control of Polo Equities Inc. which changed its name to Hybrid Fuels, Inc. All historical financial statements are those of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. As part of the acquisition, three shareholders holding 12,000,000 previously issued shares returned their shares for cancellation. For accounting purposes the acquisition was treated as a reverse merger business purchase of Polo Equities Inc. by Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with it. There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger. The Company operates through these two wholly-owned subsidiaries. On May 29, 1998 the Company changed its name to Hybrid Fuels, Inc., herein "the Company". On June 10, 1998 the Company began trading on the OTC Bulletin Board under the symbol "HRID" and in December, 1999 was moved to the "Pink Sheets".

Pursuant to the above acquisition, the Company acquired a number of proprietary technologies with the primary objective of the business being to build small farm scale ethanol facilities which involves a number of proprietary technologies exclusively owned by the Company. Other proprietary technology involves the use of a bio-gas burner which burns manure and bedding straw. This technology eliminates ground and ground-water contamination and produces most of the energy required for the facility by supplying heat for fermentation and vaporization and for the operation of a greenhouse, if desired. Another exclusive proprietary technology is a vegetable based formula which allows diesel and ethanol to emulsify. This hybrid fuel reduces particulate emissions without reduction in power when used in an unaltered diesel engine.

The Company is in the early development stage. In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. Because of a serious working capital deficiency and significant operating losses from inception, there is substantial doubt about the ability of the Company to continue as a going concern.

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

(c)Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

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

(e) Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. Loss per share for 2002 and 2001 does not include the effect of the potential conversions of stock options, warrants or convertible debentures, as their effect would be anti-dilutive.

(f) Foreign Currency Transactions/Balances
Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.












================================================================================
                                        F-8
3. Deposit on Plant
The Company deposited Cnd$250,000 ($170,561), with Mega Holdings, Inc., pursuant to an option agreement to purchase a beef processing plant owned by Mega Holdings, Ltd. The Company agreed to purchase the beef processing plant facility including land, buildings and equipment for Cnd$3,000,000 which was below appraised value. The purchase agreement required an additional payment of Cnd$150,000 on June 24, 2000, the parties agreed to extend the deadline for the payment until March 15, 2001. This payment was not made and the deposit was forfeited and the option agreement terminated. Upon anticipated completion of the purchase, this beef processing plant was to be operated by Blue Mountain Packers, Ltd. (a related company). The Company intended to acquire the issued and outstanding common shares of Blue Mountain Packers, Ltd. for a nominal amount and operate it as a wholly-owned subsidiary. Blue Mountain Packers, Ltd., received certification by the Canadian Food Inspection Agency of the Government of Canada, Department of Agriculture for the processing of Canadian beef. Blue Mountain Packers is a related party due to having one common director. The Company advanced $84,951 to Blue Mountain Packers for plant refurbishing. Interest on these advances was to be paid at 8%. Due to the termination of the option agreement these advances were considered uncollectible and were charged to operations during fiscal 2001.


4. Note Payable
On September 15, 2000, the Company issued a note for Cnd$50,000 ($33,638) due and payable on or before September 15, 2001 plus 8% interest. Repayment of the note has been extended until completion of a financing. Interest of $4,851 has been accrued for the year ended June 30, 2002 and is included in accounts payable.

5. Advances Payable
Prior to the year ended June 30, 2001, a non-related company coordinated investor relations services for the Company, paid expenses of $69,248 on behalf of the Company and loaned the Company Cnd$78,000 ($50,220) for a total amount owing of $119,468. This debt was settled in June 2001 by the issuance of 1,000,000 restricted common shares of the Company. These advances were non-interest bearing and unsecured until the settlement date. Imputed interest of $16,291, calculated at a rate of 15% per annum, was charged to operations and treated as donated capital during fiscal 2001 and 2000.


6. Related Party Transactions/Balances
(a)	Cash loans of $499,059 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totalling $62,786 on behalf of the Company. The balance of $199,635 is currently owing without interest or specific repayment terms. Imputed interest of $29,731 (2001 - $29,041), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

(b)	The President who is also a Director of the Company, has paid office and related expenses from personal funds in the amount of $16,486 of which $14,788 has been reimbursed with cash. Effective July 1, 1999 thee President is entitled to a deferred salary of US$6,000 per month and was owed a total of $216,000 at June 30, 2002. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $29,201 (2001 - $16,835), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

(c)	See Note 3 for advances to Blue Mountain Packers Ltd.

(d)	On September 19, 2001 pursuant to a directors' resolution, a total of
200,000 shares were issued to a director/officer of the Company to settle $10,000 owing as at June 30, 2001. On October 18, 2001, a further 100,000 shares were issued to an arms-length party for services rendered to the Company, valued at $5,000.
================================================================================
                                        F-9

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
cash pursuant to a subscription agreement dated February 17, 2000. On February 17 and 18, 2000, the Company accepted subscription agreements and notes whereby the Company would receive $300,000 for 3,000,000 shares. The 3,000,000 shares were issued and were then held in escrow . These shares were subsequently released from escrow to the investors to facilitate financing. The notes were to bear interest at 8% and were to be paid within 60 days or at the discretion of the President. In June 2000 the President extended the time for repayment to one week of the Company being relisted on the Over-The-Counter Bulletin Board or other suitable exchange. When it became apparent there were going to be long delays the notes were demanded to be repaid by February 21, 2001. The notes were not paid as demanded, and the 3,000,000 shares have since been sold by the investors to innocent third parties. The investors did not and have not paid the Company for these shares, despite demands. Since these shares have been resold to innocent third parties they must be considered outstanding. The Company intends to sue the investors for the balance due on the notes, however the Company believes the balance is uncollectible.









================================================================================
                                        F-10

7. Stockholders' Equity (continued)

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

(e) See Note 5 for 1,000,000 restricted common shares issued to a non-related company to settle debt of $119,468 during fiscal 2001.

(f) A total of 100,000 restricted common shares, valued at $5,000, were issued to the plant manager of Blue Mountain Packers Ltd. for plant refurbishing work to March 15, 2001.

(g) On September 19, 2001, 200,000 shares were issued to settle debt referred to in Note 6(d).

(h) On October 18, 2001, 100,000 shares where issued for services referred to in
Note 6(e).

(i) During fiscal 2002 a total of 377,000 shares were issued for cash of $31,185 at an average price of $0.08 per share.


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









================================================================================
Page-40-

ITEM  8.  CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS

During the Company's two fiscal years ended June 30, 2001 and 2002, and any subsequent interim period, there were no "reportable events" requiring disclosure pursuant to Item 304 of Regulation S-B.

PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following table sets forth as of June 30, 2001, the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

NAME            AGE     POSITION                    DIRECTOR OR OFFICER SINCE

Clay Larson     61      President and Director,           June 28, 1999

John Morrison   68      Director, Secretary and           August 6, 2000,
                        Chief Financial Officer,

Gordon Colledge 58      Director and Vice-President.      September 26, 2000

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

Gordon has earned an international Teaching Excellence Award from the University of Texas at Austin. He has worked with dozens of towns and communities in Western Canada on community development projects through WESTARC, an applied research group at the University of Brandon, Manitoba. An expert in
================================================================================
Page-41-

communication, Mr. Colledge was also assigned to work with farm and ranch families and has earned recognition on the Premier's Council in Alberta for his support of those families. Mr. Colledge knows the value of cost effective ranching and farming.

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

                         SUMMARY COMPENSATION TABLE
               Annual compensation               Long term compensation
-----------------------------------------------------------------------------
                              Other   Restricted Securities   LTIP    All
                              Annual    stock    underlying   payouts other
Name &      Year Salary Bonus Compen-   awards   options/SARs  ($)    Compen-
Principal   ($)  ($)          sation($)  ($)        (#)               sation
Position
-----------------------------------------------------------------------------
Clay Larson 2001 72,000 -0-    -0-      -0-         -0-        -0-     -0-
            2000 72,000 -0-    -0-      -0-         -0-        -0-     -0-
President,  1999 36,000 -0-    -0-      -0-         -0-        -0-     -0-
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










================================================================================
Page-42-

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











================================================================================
Page-43-

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

The Company utilizes office space provided by the President of the Company at no charge.

In 1998, Donald Craig, who owns more that 5% of the issued shares of the Company, loaned $499,059 to the Company, of which $365,590 was repaid in cash. He also paid expenses and loaned money to the Company of $62,786, with the result that the Company owed him $196,255 as of June 30, 2001. The loan is non-interest bearing, payable on demand with no fixed terms of repayment. Imputed interest is calculated at 15% on the loan, because of the riskiness of the loan and that interest is charged to operations and treated as donated capital. During 2002 other shareholders loaned $3,380 to the Company to pay operating expenses, increasing all shareholders loans to $199,635.

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

(b)Reports on Form 8-K.
None

(c) Exhibit No.
        3.1 Articles of Incorporation (1)
      3.2 Bylaws (1)
      4.1 Specimen stock certificate. (2)
21 List of Subsidiaries

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

Hybrid Fuels, Inc.

Date: September 27, 2002.

By: /s/ Clay Larson                        By: /s/ John Morrison
---------------------                      ------------------------
Director, President & CEO                  Director & CFO






================================================================================
Page-44-

Exhibit 21

List of Subsidiaries

Hybrid Fuels USA Inc.,
Hybrid Fuels (Canada) Inc.

























































================================================================================