Form 10QSB
period 2002-09-30
HYBRID FUELS INC
filed 2002-11-13
CIK 1104200

__________________________________________


     UNITED STATES  SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  20549
                                  ________________

                                    FORM 10-QSB

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 2002

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                 For the Transition Period From _______ to _______

                                ___________________

                           Commission File Number 0-29351

     HYBRID FUELS, INC. (Exact name of registrant as specified in its charter)

                 NEVADA                                    88 0384399
(State or other jurisdiction of incorporation         (I.R.S. Employer
 or organization)                                     Identification No.)

     PO Box 41118 RPOS Winfield, B.C.,                V1V 1Z7
  (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: 250-868-0600

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
        Yes [X]               No [ ]

The number of shares outstanding of the registrant's common stock as of November 5, 2002 was 21,345,600.

The number of shares issued of the registrant's common stock as of November 5, 2002 was 21,583,353.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


















================================================================================


                                 HYBRID FUELS, INC.

                                    FORM 10-QSB

                      For the quarter ended September 30, 2002

INDEX


Part I - Financial Information

      Item 1.  Financial Statements                                    Page

Balance sheet as of September 30, 2002.................................F-3

Statements of operations for the quarters ended
September 30, 2002 and 2001............................................F-4

Statements of cash flows for the three months
ended September 30, 2002 and 2001......................................F-5

Notes to Financial Statements..........................................F-6

      Item 2.   Management's Discussion and Analysis
      or Plan of Operation.............................................10

Part II - Other Information............................................18

Signature..............................................................18
Certification..........................................................19

































================================================================================
                                        F-3
Hybrid Fuels, Inc. (A Development Stage Company) Consolidated Balance Sheets

-------------------------------------------------------------------------------
                                                            Sept 30,    June 30,
                                                            2002        2002
                                                            (Unaudited)(Audited)
                                                            $          $
-------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                          2,019       1,796
-------------------------------------------------------------------------------
Total Assets                                                  2,019       1,796
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities Accounts payable                         23,219      20,458
Accrued liabilities                                           1,000       3,907
Note payable (Note 4)                                        33,638      33,638
Shareholder loan payable (Note 6(a))                        199,005     199,635
Amounts owing to a  Director (Note 6(b))                    236,718     218,699
-------------------------------------------------------------------------------
                                                            493,580     476,337
-------------------------------------------------------------------------------
Temporary Equity (Note 7(d))                                223,000     223,000
-------------------------------------------------------------------------------
Stockholders' Deficit

Common Stock (Note 7): $0.001 par value;50,000,000 shares
authorized 21,340,600 and 21,300,600 shares are issued
and outstanding respectively                                 21,340      21,300

Additional Paid-in Capital                                  335,095     331,352
Donated Capital-Imputed Interest (Notes 5 and 6)          185,715     174,869
Deficit Accumulated During the Development Stage         (1,256,711) (1,225,062)
-------------------------------------------------------------------------------
Total Stockholders' Deficit                                (714,561)   (697,541)
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                   2,019       1,796



Nature of Operations and Continuance of Business (Note 1) Other Contingencies (Note 8)

(See Accompanying Notes to the Consolidated Financial Statements)

















================================================================================
                                        F-4
Hybrid Fuels, Inc.
(A Development Stage Company
Consolidated Statements of Operations
(unaudited)



                               Accumulated from     Three Months    Three Months
                               February 26, 1960      Ended            Ended
                              (Date of Inception)  September, 30    September,30
                              to September 30,2002      2002            2001
                                         $                $              $
--------------------------------------------------------------------------------
Revenue                                  -                -                -
--------------------------------------------------------------------------------
Expenses
Deposits & Advances written-off (Note 3)255,512           -                -
Consulting fees                           6,520                           5,473
Disputed compensation (Note 8(b)        243,463          -                 -
Executive compensation (Note 6(b))      234,000         18,000           18,000
Filing and regulatory fees               17,893            263            1,561
General and administration               59,716             41               33
Imputed interest (Notes 5 and 6)        185,715         10,846            7,312
Interest                                  5,621            770            2,044
Investor relations                       16,698           -                -
Professional fees                       166,855          1,597            5,802
Rent and telephone                       42,725            127              137
Research and development                  8,000           -                -
Travel and promotion                     13,993              5              217
--------------------------------------------------------------------------------
                                      1,256,711         31,649           40,579
--------------------------------------------------------------------------------
Net Loss                             (1,256,711)       (31,649)         (40,579)
--------------------------------------------------------------------------------
Net Loss Per Share                                        (.01)            (.01)
--------------------------------------------------------------------------------
Weighted Average Shares Outstanding                 21,320,600       20,657,000





(See Accompanying Notes to the Consolidated Financial Statements)





















================================================================================
                                        F-5
Hybrid Fuels, Inc.
(A Development Stage Company
Consolidated Statements of Cash Flows
(unaudited)


                                                 Three Months      Three Months
                                                        Ended             Ended
                                                September 30,      September 30,
                                                         2002               2001
                                                            $                  $
--------------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                                              (31,649)          (40,579)

Non-cash item
Imputed interest                                       10,846             7,312

Adjustment to reconcile net loss to cash
Accounts payable and accrued liabilities                 (146)            9,485
--------------------------------------------------------------------------------
Net Cash Used In Operating Activities                 (20,949)          (23,782)
--------------------------------------------------------------------------------
Net Cash Used By Investing Activities                    -                 -
--------------------------------------------------------------------------------
Cash Flows From Financing Activities

Common stock subscribed for                             3,783             6,300
Proceeds from notes payable                              -                 -
Advances payable                                         -                 -
Amounts owing to a Director                            18,019            15,995
Shareholder loans payable                                (630)            1,490
--------------------------------------------------------------------------------
Net Cash Provided By Financing Activities              21,172            23,785
--------------------------------------------------------------------------------
Net Increase in Cash                                      223                 3
Cash - Beginning of Period                              1,796                 2
--------------------------------------------------------------------------------
Cash - End of Period                                    2,019                 5
--------------------------------------------------------------------------------
Non-Cash Financing Activities

Value of common shares issued for settlement of debt                     10,000
--------------------------------------------------------------------------------
Supplemental Disclosures

Interest paid in cash                                    -
Taxes paid in cash                                       -
--------------------------------------------------------------------------------


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

(b)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

===============================================================================
                                        F-7

2.	Summary of Significant Accounting Policies (continued)

       (c)	Use of Estimates
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

       (e) Basic and Diluted Net Income (Loss) per Share The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. Loss per share for June and September 2002 do not include the effect of the potential conversions of stock options, warrants or convertible debentures, as their effect would be anti-dilutive.

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
On September 15, 2000, the Company issued a note for Cnd$50,000 ($33,638) due and payable on or before September 15, 2001 plus 8% interest. Repayment of the note has been extended until completion of a financing. Interest of $5,590 has been accrued for the 24 months ended September 30, 2002 and is included in accounts payable.

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
        (a) Cash loans of $499,059 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totalling $62,786 on behalf of the Company. During the fiscal year ended June 30, 2002, $1890 was advanced by another shareholder. The balance of $199,005 is currently owing without interest or specific repayment terms. Imputed interest of $4,928 (2001 - $3,950), calculated at a rate of 10% per annum, was charged to operations and treated as donated capital.

        (b) The President who is also a Director of the Company, has paid office and related expenses from personal funds in the amount of $16,505 of which $13,788 has been reimbursed with cash. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $234,000 at September 30, 2002. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $5,918 (2001 - $3,362), calculated at a rate of 10% per annum, was charged to operations and treated as donated capital.

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

        (b) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not
================================================================================
                                        F-9
7.	Stockholders' Equity (continued)
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


===============================================================================
Page-10-

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

        (j) During the three months ended September 30, 2002 a total of 40,000 shares were issued for cash of $3,783 at an average price of $0.095 per share.

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


Item 2.  Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION
This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the year ended June 30, 2002. Actual results could differ materially from the results discussed in the forward-looking statements.

The Company is a developmental stage company and has had no income since the acquisition of the hybrid fuels technology in June 1998, nor is it likely to have any significant cash flow until after the end of its current fiscal period ending June 30, 2003. If the Company is unable to obtain funds from external sources, it is probable that it will be unable to continue to operate in the long term.
===============================================================================
Page-11-

Item 2.  Management's Discussion and Analysis or Plan of Operation (con't)

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

Although there are no operating plants at the moment, the Company is expecting to have the first one operating in the spring of 2003, as described below.

The Company intends to sell these facilities (except the column and spinner) to farm operators, preferably those who grow or have access to sufficient grain to supply the plant. Management believes this would be about 40,000 bushels of barley or other suitable grain for a plant which would feed 200 head of cattle on a continually rotating basis.

RESULTS OF OPERATIONS

The loss for the present quarter is $31,649 compared to $40,579 for the comparable quarter last year. The loss for the same quarter last year was higher largely due to higher professional and consulting fees. We anticipate higher professional and consulting fees in the upcoming year. The higher imputed interest this quarter of $10,846 compared to $7,312 for the same period last year results from increased amounts owing to the President as a result of the increase in deferred salary over the same quarter last year. The loss for this quarter includes amounts of $18,000, which is deferred salary for the President, and $10,846 imputed interest, which do not represent a cash outlay. These
================================================================================
Page-12-

RESULTS OF OPERATIONS (con't)

non-cash items total $28,846. Working capital was obtained from cash received from the sale of shares.

At the end of the quarter, the Company had cash reserves of $2019, which was the balance of cash received from the sale of 40,000 shares for $4,000. The shares were sold when the shares were trading around 9 to 10 cents. This cash should be sufficient to pay all operating costs for the next three to six months. In the absence of operating activities, the Company's general and administrative expenses for the next 12 months that require a cash outlay are expected to be less than $1500 per month, exclusive of executive compensation, which is deferred.

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

We will require additional capital soon in order to continue as a going concern in the long term. Until we have arranged financing, no operating activities are planned. In the absence of operating activities, our general and administrative expenses for the next 12 months are expected to be less than $500 per month, exclusive of executive compensation, which is deferred, and professional fees for legal and accounting services. Legal and accounting costs are likely to increase significantly this fiscal year as we apply for listing on the OTC Bulletin Board.

Our ability to continue to operate in the future depends on us being able to raise money to build our first plant. We have identified a contractor, Team Steel Building Systems, of Edmonton, Alberta, that is working towards making arrangements to build the first plant, and we are therefore concentrating our efforts on raising money to build the first plant and commence operations. We estimate we need to raise approximately $1 million to cover payables, build the first plant, begin the development of operating activities and deal with potential claimants. This estimate includes $350,000 for plant construction, $110,000 for cattle, $30,000 for payables (excluding shareholder loans and accrued executive salaries), $70,000 for salaries, consumables and other operating expenses until the plant begins to generate cash flow, and $250,000 for contingencies and to start developing operating activities. The remaining $190,000 constitutes a reserve for any shortfalls in our estimation process or any unforeseen contingencies. Although we are negotiating with potential investors to fund the construction of the first plant, we do not have any commitments at this time.

Management recognizes that to generate long-term cash flow, we need to develop operating activities. We need to build and begin operating the first bio-fuel and beef facility to create cash flow and to demonstrate to potential operators, lenders and investors that the technology works as described. Prospective
================================================================================
Page-13-

PLAN OF OPERATION(con't)

operators and those who will approve the financing for the construction of subsequent plants want to see a profitable facility in operation before they commit themselves.

Although we do not have significant cash reserves, related parties have indicated a willingness for the time being to continue to pay operating expenses and advance funds to pay legal and accounting fees. The Company therefore believes that it can continue as a going concern in the near term. These related parties are not obligated to pay Company operating costs, and therefore, no assurances can be given that they will continue to do so. If these related parties cease to advance money to pay these operating costs, the Company may have to cease operations and liquidate.

Strategy to Raise Capital

So far, all potential investors we have contacted have been reluctant to invest funds as long as we are on the "pink sheets." On September 27th 2002, the SEC told us verbally that they had no further comment on our SEC filings. Our plan now is to comply with all applicable SEC reporting requirements so that we can have a market maker apply to the NASD to have our common stock authorized for inclusion on the OTC Bulletin Board. We are aware of a class of investors who will invest money in companies whose stocks are traded on the OTC Bulletin Board, although we do not have any specific investors identified at this time who have committed to invest funds in the Company. We hope to have met these requirements and to have our stock quoted on the OTC Bulletin Board within two months. Although our plan is to have our stock traded on the OTC Bulletin Board, there can be no assurance concerning the time frame when that may occur, if at all.

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

Our plan to have our stock traded on the OTC Bulletin Board could also be frustrated by the introduction of the BBX Exchange, a proposed automated electronic exchange that would replace the negotiated order system of the OTC Bulletin Board. In the near term, the NASD may slow its processing of new applications to the OTC Bulletin Board, because the OTC Bulletin Board will terminate soon and BBX applications may be filed now. The BBX Exchange is slated to go "live" in the second quarter of 2003. The most recent NASD proposal to the SEC regarding the BBX Exchange does not contain a definite date when the OTC Bulletin Board will terminate, but the stated objective of the introduction of the BBX Exchange is to remove any market for stocks between the pink sheets and the BBX Exchange. If the uncertainty created by the BBX Exchange prevents us from having our stock traded on the OTC Bulletin Board, we would have to reevaluate our capital raising strategy. We would have to assess whether we would remain a pink sheets company and sell our equity securities at the lower prices that a pink sheets listing entails or whether we could achieve the more rigorous listing standards of the BBX Exchange and apply to have our
================================================================================
Page-14-

PLAN OF OPERATION(con't)

common stock traded there. If we were to attempt the BBX Exchange alternative, we would either have to raise some capital at the pink sheets level to fund the application process or have to convince related parties to advance these funds.

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

Once financing iected take another two weeks. Once the buildings are finished, the installation of the gasifier, pens, feed bunks and ethanol making equipment are expected to take another month. Our plan then provides up to another two months for any delays, initial start-up and testing, for a total of up to four months from beginning construction until the plant is fully operational. At one point we had attempted to have a contractor construct the plant, which we would then lease from the contractor. That proposed arrangement is no longer available to us; we must finance the plant construction ourselves.

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

================================================================================
Page-15-

PLAN OF OPERATION(con't)

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

We do not plan to sell the ethanol produced by the first plant during at least the first two to three months of its operation. We have discussed with a local owner of a sawmill and trucking company giving him the ethanol for this two- to three-month period, with a view toward charging him in the future once he has determined that he can use the ethanol economically without harm to his
================================================================================
Page-16-

PLAN OF OPERATION(con't)

equipment. Once the plant is at full capacity, we project that the plant will produce approximately 240 US gallons of ethanol per day, which could be sold at market prices slightly below the price of the diesel fuel with which it will be blended. The price of ethanol will vary, usually in tandem with the price of diesel. Assuming a price of $0.70 per gallon for ethanol, monthly sales of ethanol would be approximately $5,000.

Once we have operated the plant for four months, we believe that the actual financial results for the finishing operation and ethanol sales will provide us with a basis to prepare pro forma financial information projecting the economic feasibility of the plant. By establishing the economic feasibility of the plant, we will then be able to implement our business plan, which is based on identifying third parties who will work with us to construct and operate their own plants. If our assumptions prove wrong or we encounter unforeseen obstacles, our ability to demonstrate the plant's economic feasibility may be delayed, or, in the worst case, we may not be able to establish the economic feasibility of the plant and may have to abandon the business and liquidate the company.

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

We intend to lease to the operators, on a permanent basis, the separation column, which is used to distill the ethanol, and the spinner, which is used to
================================================================================
Page-17-

Plan of Operation (con't)

separate the mash from the water after the fermentation process. These two items are integral parts of the plants, and leasing them is designed to protect the secrecy of these most vital pieces of the technology. The lease payments will generate revenue for us and will be payable monthly in amounts yet to be finalized.

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




================================================================================
Page-18-

PART II	Other Information

Item 2.   	RECENT SALES OF UNREGISTERED  SECURITIES.

     			Date, title and amount of securities sold

      	Date                         Title                 	     Amount
       	September 12, 2002      	Common Stock               40,000 shares

The 40,000 shares were issued for $4000 cash paid to the Company on September 12, 2002. The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the issuance of the shares. All shares were issued in a private transaction at the unsolicited request of one existing shareholder of the Company, who is a sophisticated investor. There was no public solicitation or offering, no underwriters were involved, and the Company received the entire proceeds.






Signatures
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2002

HYBRID FUELS, INC.

By: /s/ Clay Larson	        By: /s/ John Morrison
Director, CEO & President	Director & CFO































================================================================================
Page-19-
                                   CERTIFICATIONS
Certification of Principal Executive Officer

I, Clay Larson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Hybrid Fuels Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Ruels 13a-14 and 15d-14) for the registrant and we have:

        a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evalutation Date"); and

        c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002   /s/ Clay Larson

                   Clay Larson Chief Executive Officer and President (Principal Executive Officer)





================================================================================
Page-20-                 CERTIFICATIONS (continued)

Certification of Principal Financial Officer

I, John Morrison, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Hybrid Fuels Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Ruels 13a-14 and 15d-14) for the registrant and we have:

        a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evalutation Date"); and

        c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002  /s/ John Morrison
                   John Morrison Chief Financial Officer
                   (Principal Financial Officer)




================================================================================