Form 10QSB
period 2002-12-31
HYBRID FUELS INC
filed 2003-02-14
CIK 1104200

_________________________________________


           UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                            ________________

                              FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended December 31, 2002

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

Yes  [X]              No[]

The number of shares outstanding of the registrant's common stock as of February 7, 2003 was 21,945,600.

The number of shares issued of the registrant's common stock as of February 7, 2003 was 22,183,353.

Transitional Small Business Disclosure Format (Check one):
Yes [] No[X]













===============================================================================
                           HYBRID FUELS, INC.

                              FORM 10-QSB

                For the quarter ended December 31, 2002

INDEX


Part I - Financial Information

       Item 1.  Financial Statements                                    Page

Balance sheet as of December 31, 2002...................................F-3

Statements of operations for the quarters ended
December 31, 2002 and 2001..............................................F-4

Statements of cash flows for the three months
ended December 31, 2002 and 2001........................................F-5

Notes to Financial Statements...........................................F-6

      Item 2.   Management's Discussion and Analysis or
Plan of Operation.......................................................12

Part II - Other Information.............................................20

Signature...............................................................20
Certification...........................................................21



































===============================================================================
                                  F-3
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

--------------------------------------------------------------------------------
                                                     December 31,       June 30,
                                                     2002               2002
                                                     (unaudited)       (audited)
                                                         $                 $
--------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                        325           1,796
--------------------------------------------------------------------------------
Total Assets                                                325           1,796
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable                                         31,025          20,458
Accrued liabilities                                      78,500           3,907
Note payable (Note 4)                                    33,638          33,638
Shareholder loan payable (Note 6(a))                    199,005         196,255
Amounts owing to a Director (Note 6(b))                 254,718         218,699
--------------------------------------------------------------------------------
                                                        596,886         476,337
--------------------------------------------------------------------------------
Temporary Equity (Note 7(d))                            223,000         223,000
--------------------------------------------------------------------------------
Stockholders' Deficit

Common Stock (Note 7): $0.001 par value;
50,000,000 shares authorized 21,350,600
and 21,300,600 shares are issued
and outstanding respectively                             21,350          21,300

Additional Paid-in Capital                              336,985         331,352
Donated Capital - Imputed Interest (Notes 5 and 6)      208,141         174,869
Deficit Accumulated During the Development Stage     (1,308,028)     (1,225,062)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                            (831,192)       (697,541)
--------------------------------------------------------------------------------
Total Current Liabilities and Stockholders' Deficit         325           1,796


Nature of Operations and Continuance of Business (Note 1)
Other Contingencies (Note 8)

(See Accompanying Notes to the Consolidated Financial Statements)














================================================================================
                                  F-4
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)


                       Accumulated from     Three months          Six months
                       February 26, 1960        ended               ended
                       (Date of Inception)   December 31,        December 31,
                       to December 31, 2002  2002     2001        2002    2001
                             $                  $        $          $        $
--------------------------------------------------------------------------------
Revenue                      -               -        -          -        -
--------------------------------------------------------------------------------
Expenses

Consulting fees            84,520        78,000       -       78,000      5,473
Deposits & Advances
written-off(Note 3)       255,512            -        -         -        -
Disputed compensation
(Note 8(b))               243,463            -        -         -        -
Executive compensation
(Note 6(b))               252,000        18,000    18,000     36,000     36,000
Filing and regulatory fees 18,327           434       -          691      1,561
General and administration 59,716                      80         41        113
Interest                    6,969         1,348       -        2,118      2,049
Imputed interest
(Notes 5 and 6)           208,141        16,937     7,678     33,873     14,990
Investor relations         16,698            -        -         -        -
Professional fees         175,738         8,883       -       10,480      5,802
Rent and telephone         42,951           226       212        353        350
Research and development    8,000                     -         -        -
Travel and promotion       13,993                      23          5        234
--------------------------------------------------------------------------------
                        1,212,915       123,828    25,993    161,561     66,572
--------------------------------------------------------------------------------
Net Loss               (1,212,915)     (123,828)  (25,993)  (161,561)   (66,572)
--------------------------------------------------------------------------------
Net Loss Per Share                         (.01)     (.01)      (.01)      (.01)
--------------------------------------------------------------------------------
Weighted Average Shares Outstanding  21,345,600 21,053,600 21,325,600 21,053,600



(See Accompanying Notes to the Consolidated Financial Statements)



















================================================================================
                                  F-5
Hybrid Fuels, Inc.
(A Development Stage Company
Consolidated Statements of Cash Flows
(unaudited)


                                                          Six Months ended
                                                            December 31,
                                                       2002              2001
                                                         $                 $
--------------------------------------------------------------------------------
Cash Flows To Operating Activities

Net loss                                              (161,561)         (66,572)

Non-cash items

Adjustment to reconcile net loss to cash
Imputed interest                                        33,873            14,990

Change in non-cash working capital items
Accounts payable and accrued liabilities                85,160             9,485
--------------------------------------------------------------------------------
Net Cash Used In Operating Activities                  (42,528)         (42,097)
--------------------------------------------------------------------------------
Net Cash Used By Investing Activities
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
Common Stock issued                                      5,673             6,300
Amounts owing to a Director                             36,019            34,305
Shareholder loans payable                                 (630)            1,490
--------------------------------------------------------------------------------
Net Cash Provided By Financing Activities               41,062            42,095
--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                         (1,471)              (2)
Cash - Beginning of Period                               1,796                 2
--------------------------------------------------------------------------------
Cash - End of Period                                       325              -
--------------------------------------------------------------------------------
Non-Cash Financing Activities
Value of common stock issued for settlement of debt                       10,000
Value of common stock issued for services                                  5,000



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





===============================================================================
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

(e)	Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. Loss per share for December 2002 and December 2001 does not include the effect of the potential conversions of stock options, warrants or convertible debentures, as their effect would be anti-dilutive.

(f)	Foreign Currency Transactions/Balances
Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.


================================================================================
                                  F-8

2.	Summary of Significant Accounting Policies (continued)

(g)     Interim Financial Statements
These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

h)      Recent Accounting Pronouncements

On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on April 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 on April 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.









================================================================================
                                  F-9

h)      Recent Accounting Pronouncements (con't)

In June, 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

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
On September 15, 2000, the Company issued a note for Cnd$50,000
($33,638) due and payable on or before September 15, 2001 plus 8% interest. Repayment of the note has been extended until completion of a financing. Interest of $6,374 has been accrued for the 27 months ended December 31, 2002 and is included in accounts payable.

5.	Advances Payable
Prior to the year ended June 30, 2001, a non-related company coordinated investor relations services for the Company, paid expenses of $69,248 on behalf of the Company and loaned the Company Cnd$78,000 ($50,220) for a total amount owing of $119,468. This debt was settled in June 2001 by the issuance of 1,000,000 restricted common shares of the Company. These advances were non-interest bearing and unsecured until the settlement date. Imputed interest of $16,291, calculated at a rate of 15% per annum, was charged to operations and treated as donated capital during fiscal 2001 and 2000.
================================================================================
                                  F-10

6.	Related Party Transactions/Balances
(a)	Cash loans of $499,059 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totalling $62,786 on behalf of the Company. The balance of $199,635 is currently owing without interest or specific repayment terms. Imputed interest of $14,973 (2001 - $7,900), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

(b)	The President who is also a Director of the Company, has paid office and related expenses from personal funds in the amount of $16,486 of which $13,787 has been reimbursed with cash. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $252,000 at December 31, 2002. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $18,900 (2001 - $7,090), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

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

(b)	On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability it may incur in any way arising out of the cancellation of such shares and the transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totalling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by subsequent shareholders. To date when these shares are delivered to a broker for possible resale the broker phones the Company or the transfer agent and the shares are kept and cancelled.
The Company will continue to monitor this issue. No other contingent liabilities have been included as some of the previous directors have
================================================================================
                                  F-11
7.	Stockholders' Equity (b)(con't)
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
================================================================================
Page-12-
7.	Stockholders' Equity (con't)
(k) During the three months ended December 31, 2002 a total of 10,000 shares were issued for cash of $1,890 at an average price of $0.19 per share.

8.	Legal Issues
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



================================================================================
Page-13-

Item 2.  Management's Discussion and Analysis or Plan of Operation (con't)

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

Although there are no operating plants at the moment, the Company is expecting to have the first one operating in the late spring or early summer of 2003, as described below.

The Company intends to sell these facilities (except the column and spinner) to farm operators, preferably those who grow or have access to sufficient grain to supply the plant. Management believes this would be about 40,000 bushels of barley or other suitable grain for a plant which would feed 200 head of cattle on a continually rotating basis.

RESULTS OF OPERATIONS
The loss for the present quarter is $123,828 compared to $25,993 for the comparable quarter last year. The loss for the same quarter last year was lower largely due to higher professional and consulting fees. We anticipate professional and consulting fees to be lower in the upcoming year, partly because a significant portion of the consulting fees is a non-recurring accrual for the Directors who have served the Company without remuneration for over two and onme half years. In addition the higher imputed interest this quarter of $11,131 compared to $7,678 for the same period last year results from increased amounts owing to the President as a result of the increase in deferred salary over the same quarter last year. The loss for this quarter includes amounts of $18,000, which is deferred salary for the President, $78,000 which is accrued consulting fees for the Directors and $16,937 imputed interest, which do not require a cash outlay. These non-cash items total $112,937. Working capital was obtained from cash received from the sale of shares.

At the end of the quarter, the Company had cash reserves of $325 down from 1,796 at the end of the previous quarter. This cash should be
================================================================================
Page-14-

Item 2.  Management's Discussion and Analysis or Plan of Operation (con't)

sufficient to pay operating costs for the next three to six months, as the Company is keeping its operating expenses requiring cash to a very minimum. In the absence of operating activities, the Company's general and administrative expenses for the next 12 months that require a cash outlay are expected to be less than $100 per month, exclusive of executive compensation, which is deferred, and professional fees, which have been paid by related parties in the past.

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

We will require additional capital soon in order to continue as a going concern in the long term. Until we have arranged financing, no operating activities are planned. In the absence of operating activities, our general and administrative expenses for the next 12 months are expected to be less than $300 per month, exclusive of executive compensation, which is deferred, and professional fees for legal and accounting services. Legal and accounting costs are likely to increase significantly this fiscal year as we apply for listing on the OTC Bulletin Board.

Our ability to continue to operate in the future depends on us being able to raise money to build our first plant, and we therefore continue to concentrate our efforts on raising money to build the first plant and commence operations. Hybrid Fuels (Canada) Inc., a wholly owned subsidiary, has negotiated an agreement in principle with the North Okanagan First Nation near Vernon, B.C., to finance and build a plant on their land. We anticipate that a contract to build that plant will be signed late in February, and construction started in March. At the same time, on a parallel track we continue to make progress in our negotiations with Team Steel Building Systems, of Edmonton, Alberta, towards making arrangements to build a plant, and finance the commencement of operating activities. We estimate we need to raise approximately $1 million to cover payables, build the first plant, begin the development of operating activities and deal with potential claimants. This estimate includes $350,000 for plant construction, $110,000 for cattle, $30,000 for payables (excluding shareholder loans and accrued executive salaries), $70,000 for salaries, consumables and other operating expenses until the plant begins to generate cash flow, and $250,000 for contingencies and to start developing operating activities. The remaining $190,000 constitutes a reserve for any shortfalls in our estimation process or any unforeseen contingencies.

Although we are negotiating with potential investors to fund the construction of the first plant, we do not have any commitments at this
================================================================================
Page-15-

Item 2.  Management's Discussion and Analysis or Plan of Operation (con't)

time.

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

Strategy to Raise Capital

We are aware of a class of investors who will invest money in companies whose stocks are traded on the OTC Bulletin Board, although we do not have any specific investors identified at this time who have committed to invest funds in the Company. So far, all potential investors we have contacted have been reluctant to invest funds as long as we are on the "pink sheets". On September 27th 2002, the SEC told us verbally that they had no further comment on our SEC filings. Our plan now is to comply with all applicable SEC reporting requirements and pursue a listing on the OTC BB. We have a market maker that has made an application to the NASD to have our common stock authorized for inclusion on the OTC Bulletin Board, and are presently awaiting their response to that application. We hope to have met NASD requirements and to have our stock quoted on the OTC Bulletin Board within two months. Although our plan is to have our stock traded on the OTC Bulletin Board, there can be no assurance concerning the time frame when that may occur, if at all.

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

Our plan to have our stock traded on the OTC Bulletin Board could also be frustrated by the introduction of the BBX Exchange, a proposed automated electronic exchange that would replace the negotiated order system of the OTC Bulletin Board.  In the near term, the NASD may slow its processing of new applications to the OTC Bulletin Board, because the OTC Bulletin Board will terminate soon and BBX applications may be
================================================================================
Page-16-

Item 2.  Management's Discussion and Analysis or Plan of Operation (con't)

filed now. The BBX Exchange is now slated to go "live" in the last quarter of 2003, subject to SEC approval. The most recent NASD proposal to the SEC regarding the BBX Exchange does not contain a definite date when the OTC Bulletin Board will terminate, but the stated objective of the introduction of the BBX Exchange is to remove any market for stocks between the pink sheets and the BBX Exchange. If the uncertainty created by the BBX Exchange prevents us from having our stock traded on the OTC Bulletin Board, we would have to reevaluate our capital raising strategy. We would have to assess whether we would remain a pink sheets company and sell our equity securities at the lower prices that a pink sheets listing entails or whether we could achieve the more rigorous listing standards of the BBX Exchange and apply to have our common stock traded there. If we were to attempt the BBX Exchange alternative, we would either have to raise some capital at the pink sheets level to fund the application process or have to convince related parties to advance these funds.

Plan of Operation Assuming Adequate Capital Raised

The discussion in this section assumes that we will succeed in raising the approximately $1 million that will be used to place our first plant in service and develop operating activities. The major goal of placing the first plant in service is to demonstrate the economic feasibility of the system. Once this first plant is operating, we expect to use it as a demonstration and training facility and to earn revenue from its operation. Assuming that it will be necessary to pay market price for grain, bedding and other supplies and that we will receive no more than market price for the finished animals, our projections indicate that the plant should generate sufficient revenue to pay all of our operating costs, plus a small surplus which may be used toward development of operating activities. The financial institutions that have expressed interest in financing subsequent plants want to see this first plant generate sufficient cash flow to pay all operating costs and debt service. We anticipate that the plant will show sufficient cash flow to make it possible for us to get approval for financing subsequent plants.

Management has planned to build the first plant at Oyama, on approximately six acres of farmland just north of Kelowna, British Columbia. We will need to finalize a lease to enable us to build on this site. This location provides the company supervisory ability and site control. Once we have financing available to construct the plant, we believe we can quickly finalize the lease for the site. However, as a result of our agreement in principle with the Okanagan First Nation, it now appears likely that the first plant will be constructed on their land a few miles north of Vernon B.C.

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

Once financing is arranged and we have finalizedan agreement with respect to the land, we anticipate it will take approximately two months
================================================================================
Page-17-
Item 2.  Management's Discussion and Analysis or Plan of Operation (con't)

to construct the plant. Foundations and flooring are expected to take approximately two weeks and the erection of the buildings are expected take another two weeks. Once the buildings are finished, the installation of the gasifier, pens, feed bunks and ethanol making equipment are expected to take another month. Our plan then provides up to another two months for any delays, initial start-up and testing, for a total of up to four months from beginning construction until the plant is fully operational.

The plant is designed to accommodate 200 head of cattle. As we near the end of testing the plant, we plan to begin the finishing operation for the cattle, with an initial group of 20 to 25 cattle. The finishing operation is designed to function on a staggered basis, so that every two weeks (initially) we will bring in an additional 20 to 25 cattle.
We will sell the cattle on the same staggered basis as they complete the finishing process. As we gain experience with the plant, we intend to bring cattle in 40 to 50 at a time on three to five week intervals to take maximum advantage of the size of the trucks used to transport the cattle.

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

We plan to add, on average, between 400 and 500 pounds per head during the finishing operation.  The weight per head when we acquire the cattle will vary, principally due to the time of year when the cattle are acquired (most calves are born in the spring and are ready to begin being sold as feeder cattle seven months to a year later). Generally speaking, the older they are, the more they weigh. One of our fundamental assumptions is that the plant will have the potential to break even if we can sell finished cattle at prices per pound that are less than the prices per pound at which we purchase them.  Generally in the cattle industry feeder cattle sell at a higher price per pound than finished cattle.  The increase in weight during the finishing operation provides the potential for generating a profit or at least breaking even when selling finished cattle at a lower price per pound.  For example, assume we purchase a 600 pound animal for $0.90 per pound, or $540, that we finish to 1000 pounds and sell at $0.85 per pound, or $850. The $310 difference between our purchase price and the sale price would have to cover the consumables purchased to prepare wet distillers grains for the animal and a pro rata share of the plant's operating costs, including debt service. At this time we do not have financial data to support the breakeven pricing spread for the plant. Developing this relationship between the plant's cost structure and tolerable price differentials
================================================================================
Page-18-
Item 2.  Management's Discussion and Analysis or Plan of Operation (con't)

will provide critical information for prospective financiers of future plants.

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

Once we have established the economic feasibility of our demonstration plant, we intend to operate it and earn revenue from the sale of cattle and ethanol.
================================================================================
Page-19-
Item 2.  Management's Discussion and Analysis or Plan of Operation (con't)

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

Based on the results of the test trials at the Dalum plant, we believe we will be able to generate premium prices for the beef because it is hormone free and because of its high quality and taste. At the Dalum plant, the purchaser of the 123 heifers agreed to pick up subsequent lots at the plant and pay a premium of $0.10 per pound for all of the beef that could be produced using our process. We do not have commitments from any buyers to purchase the beef at premium prices at this time.
================================================================================
Page-20-
Item 2.  Management's Discussion and Analysis or Plan of Operation (con't)

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

PART II	Other Information

Item 2.   	RECENT SALES OF UNREGISTERED  SECURITIES.

                Date, title and amount of securities sold

                Date                      Title                    Amount
                ----                      -----                    ------
                October 16, 2002          Common Stock             10,000 shares

The 10,000 shares were issued for $1,890 cash paid to the Company on October 16, 2002.

The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the issuance of the shares. All shares were issued in a private transaction at the unsolicited request of one existing shareholder of the Company, who is a sophisticated investor. There was no public solicitation or offering, no underwriters were involved, and the Company received the entire proceeds.

Item 6.	Exhibits and Reports on Form 8K
        (a)Exhibits             None
        (b)Reports on Form 8-K  None


Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2003

HYBRID FUELS, INC.


By: /s/ Clay Larson                    By: /s/ John Morrison
        Director, CEO & President              Director & CFO
================================================================================
Page-21-

CERTIFICATIONS
Certification of Principal Executive Officer
I, Clay Larson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hybrid Fuels Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 13, 2003
/s/ Clay Larson
Clay Larson
Chief Executive Officer and President (Principal Executive Officer)
================================================================================
Page-22-


CERTIFICATIONS (continued)
Certification of Principal Financial Officer
I, John Morrison, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hybrid Fuels Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 13, 2003

/s/ John Morrison
-----------------------------------------------------
 John Morrison
 Chief Financial Officer
 (Principal Financial Officer)
================================================================================