Form 10QSB
period 2003-03-31
HYBRID FUELS INC
filed 2003-05-14
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 2003

            [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)(a)
                    OF THE SECURITIESV EXCHANGE ACT OF 1934


                     For the Transition Period From __to__



                         Commission File Number 0-29351


                               HYBRID FUELS, INC.
             (Exact name of registrant as specified in its charter)


             NEVADA                                     88 0384399
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

PO Box 41118 RPOS Winfield, B.C.                           VIV 1Z7

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

Yes [X] NO[]


The number of shares outstanding of the registrant's common stock as of May 13, 2003 was 21,946,000

The number of shares issued of the registrant's common stock as of May 13, 2003 was 22,183,353

Transitional Small Business Disclosure Format (Check one):
Yes []    No [X]












===============================================================================
                               HYBRID FUELS, INC.

                                  FORM 10-QSB

                      For the quarter ended March 31, 2003


INDEX

1) Part I - Financial Information                                   Page
            Item 1. Consolidated Financial Statements

             Consolidate Balance Sheet as of March 31, 2003         F-3

             Consolidated Statements of operations for the
             three months and nine months ended March 31, 2003
             and 2002                                               F-4

             Consolidated Statements of cash flows for the nine
             months ended March 31, 2003 and 2002                   F-5

             Notes to the Consolidated Financial Statements         F-6



             Item 2.   Management's Discussion and Analysis or
                       Plan of Operation                            12

2) Part II - Other Information                                      19

             Signatures                                             19
             Certification                                          20

































===============================================================================
                                      F-3
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

________________________________________________________________________________
                                                        March 31,      June 30,
                                                          2003           2002
                                                        unaudited       audited
                                                           $              $
________________________________________________________________________________
ASSETS
Current Assets
Cash                                                          127          1,796
________________________________________________________________________________
Total Assets                                                  127          1,796
________________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                           33,205         20,458
Accrued liabilities                                        10,500          3,907
Note payable (Note 4)                                      33,638         33,638
Shareholder loans payable (Note 6(a))                     199,005        199,635
Amounts owing to a Director (Note 6(b))                   272,701        218,699
________________________________________________________________________________
                                                          549,049        476,337
Temporary Equity (Note 7(d))                              223,000        223,000
________________________________________________________________________________
Stockholders' Deficit Common Stock (Note 7):
$0.001 par value; 50,000,000 shares
authorized 21,946,000 and 21,300,600 shares
are issued and outstanding respectively                    21,946         21,300
Additional Paid-in Capital                                414,389        331,352
Donated Capital - Inputed Interest (Notes 5 and 6)        255,535        174,869
Deficit Accumulated During the Development Stage      (1,433,792)    (1,225,062)
________________________________________________________________________________
Total Stockholders' Deficit                              (771,922)     (697,541)
Total Liabilities and Stockholders' Deficit                   127          1,796
________________________________________________________________________________

Nature of Operations and Continuance of Business (Note 1)
Other Contingincies (Note 8)

(See Accompanying Notes to the Consolidated Financial Statements)





















================================================================================
                                      F-4

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)


                           Accumulated from
                           February 26, 1960    Three months      Nine months
                           (Date of Inception)    ended            ended
                           March 31,            March 31,        March 31,
                              2003           2003      2002     2003       2002
                               $              $          $       $           $
________________________________________________________________________________
Revenue                        -              -        -         -           -
________________________________________________________________________________
Expenses
Consulting Fees              94,520         10,000      840    88,000      6,313
Deposit & Advances written-off
(Note 3)                    255,512           -        -         -          -
Disputed compensation
(Note 8(b))                 243,463           -        -         -          -
Executive compensation
(Note 6(b))                 270,000         18,000   18,000    54,000     54,000
Filing and Regulatory fees   18,327                               697      1,561
General and Administration   59,847            131      422       172        535
Interest                      8,469                   1,500     3,618      2,049
Imputed interest
(Notes 5 and 6)             225,535         17,394   28,255    50,666     43,245
Investor Relations           16,698                              -          -
Professional Fees           176,410            680    1,513    11,152      7,315
Rent and Telephone           43,018             67      160       420        510
Research and Development      8,000                              -          -
Travel and Promotion         13,993                                 5        234
________________________________________________________________________________
                          1,433,792         47,772   49,190   208,730    115,762
________________________________________________________________________________
Net Loss                (1,433,792)       (47,772) (49,190) (208,730)  (115,762)
________________________________________________________________________________
Net Loss Per Share                          (0.01)   (0.01)    (0.01)     (0.01)
________________________________________________________________________________
Weighted AVerage Shares Outstanding  21,625,300 21,122,300 21,625,300 20,873,000
________________________________________________________________________________

(Diluted Loss per share has not been included as the result is anti-dilutive)

(See Accompanying Notes to the Consolidated Financial Statements)





















================================================================================
                                      F-5
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

                                                          Nine Months Ended
                                                              March 31,
                                                        2003            2002
                                                         $                $
________________________________________________________________________________
Cash Flows to Operating Activities
Net Loss                                              (208,730)        (115,762)
________________________________________________________________________________
Non-cash Items
Inputed Interest                                         50,666           43,245
Services paid for with shares 78,000
________________________________________________________________________________
Adjustment to reconcile net loss to cash
Accounts payable and accrued liabilities                 19,340            8,057
________________________________________________________________________________
Net Cash Used in Operating Activites                    (60,724)        (64,460)
________________________________________________________________________________
Cash Flows From Financing Activities
Common Stock Issued                                       5,673           11,782
Amounts owing to a Director                              54,012           53,410
Shareholder loans payable                                  (630)           3,380
________________________________________________________________________________
Net Cash Provided by Financing Activities                59,055          68,572
________________________________________________________________________________
Net Increase (Decrease) in Cash                          (1,669)          4,114
Cash - Beginning of Period                                1,796               2
Cash - End of Period                                        127           4,114
________________________________________________________________________________
Non-Cash Financing Activities                            78,000          10,000
Value of Common Stock issued for settlement of debt      78,000          10,000
________________________________________________________________________________

(See Accompanying Notes to the Consolidated Fianancial Statements)






















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

On May 28, 1998, the Company acquired, by issuing 12,000,000 shares, Hybrid Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. gained control of Polo Equities Inc. which changed its name to Hybrid Fuels, Inc. All historical financial statements are those of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. As part of the acquisition, three shareholders holding 12,000,000 previously issued shares returned their shares for cancellation. For accounting purposes the acquisition was treated as a reverse merger business purchase of Polo Equities Inc. by Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with it. There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger. The Company operates through these two wholly-owned subsidiaries. On May 29, 1998 the Company changed its name to Hybrid Fuels, Inc., herein "the Company". On June 10, 1998 the Company began trading on the OTC Bulletin Board under the symbol "HRID" and in December, 1999 was moved to the "Pink Sheets". On April 23, 2003 the Company began trading again on the OTC Bulletin Board.

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


================================================================================
                                      F-7
2.  Summary of Significant Accounting Policies

    (a)   Consolidated Financial Statements
    These consolidated financial statements represent the consolidation of the Company and its two subsidiaries Hybrid Fuels, U.S.A., Inc, and Hybrid Fuels (Canada Inc.)

    (b)   Cash and Cash Equivalents
    The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

    (c)   Use of Estimates
    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

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

    (e) Basic and Diluted Net Income (Loss) per Share
    The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

    (g) Interim Financial Statements
    These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.
================================================================================
                                      F-8

2.  Summary of Significant Accounting Policies(con't)

    (h) Recent Accounting Pronouncements In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of this standard did not have a material effect on the company's financial position and results of operations. FASB has also issued SFAS No. 145, 147 and 149 but these pronouncements will not have any effect on the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003. The adoption of this standard currently has no effect on the Company's results of operations and financial position. Currently the Company does not have a stock option plan in place or planned for the future.

3. Deposit on Plant

    The Company deposited Cdn$250,000 ($170,561), with Mega Holdings, Inc., pursuant to an option agreement to purchase a beef processing plant owned by Mega Holdings, Ltd. The Company agreed to purchase the beef processing plant facility including land, buildings and equipment for Cnd$3,000,000 which was below appraised value. The purchase agreement required an additional payment of Cnd$150,000 on June 24, 2000, the parties agreed to extend the deadline for the payment until March 15, 2001. This payment was not made and the deposit was forfeited and the option agreement terminated. Upon anticipated completion of the purchase, this beef processing plant was to be operated by by Blue Mountain Packers, Ltd. (a related company). The Company intended to acquire the issued and outstanding common shares of Blue Mountain Packers, Ltd. for a nominal amount and operate it as a wholly-owned subsidiary. Blue Mountain Packers, Ltd., received certification by the Canadian Food Inspection Agency of the Government of Canada, Department of Agriculture for the processing of Canadian beef. Blue Mountain Packers is a related party due to having one common director. The Company advanced $84,951 to Blue Mountain Packers for plant refurbishing. Interest on these advances was to be paid at 8%. Due to the termination of the option agreement these advances were considered uncollectible and were charged to operations during fiscal 2001.

4.  Note Payable
    On September 15, 2000, the Company issued a note for Cnd$50,000 ($33,638) due and payable on or before September 15, 2001 plus 8% interest. Repayment of the note has been extended until completion of a financing. Interest of $7,174 has been accrued for the 30 months ended March 31, 2003 and is included in accounts payable.
================================================================================
F-9

5.  Advance Payable
    Prior to the year ended June 30, 2001, a non-related company coordinated investor relations services for the Company, paid expenses of $69,248 on behalf of the Company and loaned the Company Cdn$78,000 ($50,220) for a total amount owing of $119,468. This debt was settled in June 2001 by the issuance of 1,000,000 restricted common shares of the Company. These advances were non-interest bearing and unsecured until the settlement date. Imputed interest of $16,291, calculated at a rate of 15% per annum, was charged to operations and treated as donated capital during the fiscal 2001 and 2000.

6.  Related Party Transactions/Balances
    (a) Cash loans 0f $499,059 were advanced to the Company by the major shareholder. A total of $365,590 was repaid with cash. The controlling shareholder also paid office, rent and professional fees totaling $63,846 on behalf of the Company. The balance of $197,115 is currently owing without interest or specific repayment terms. Imputed interest of $22,198 (2002 - $22,245), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

    (b) The President who is also a Director of the Company, has paid office and related expenses from personal funds in the amount of $16,486 of which $13,785 has been reimbursed with cash. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $270,000 at March 31, 2003. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $28,468 (2002 - $21,000), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

    (c) See Note 3 for advances to Blue Mountain Packers Ltd.

    (d) On September 19, 2001 pursuant to a directors' resolution, a total of 200,000 shares were issued to a director/officer of the Company to settle $10,000 owing as at June 30, 2001. On January 23, 2003, pursuant to Directors resolution, a total of 600,000 shares were issued to officers who were also directors of the Company to settle $78,000 owing as at December 31, 2002 for management, legal and accounting services rendered to the Company.

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

    (b) On August 4, 1998 and March 23, 1999, the Company's for Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability it may incur in any way arising out of the cancellation of such shares and the transfer
================================================================================
                                      F-10

7.  Stockholders' Equity (b)(con't)

    agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totaling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by subsequent shareholders. To date when these shares are delivered to a broker for possible resale the broker phones the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as the former administration has failed to provide addresses despite a number of requests.

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

    To date, 23 subscribers, have, pursuant to this offer received 237,753 shares, representing $158,000. These shares are issued but not considered outstanding. The remaining 11 subscribers, who paid $65,000 for 123,367 shares, have not responded to the offer. These subscriptions are recorded as temporary equity until the rescission rights have been revoked.

    (e) See Note 5 for 1,000,000 restricted common shares issued to a non-related company to settle debt of $119,468 during fiscal 2001.

    (f) A total of 100,000 restricted common shares, valued at $5,000, were issued to the plant manager of Blue Mountain Packers Ltd. for plant refurbishing work to March 15, 2001.

================================================================================
                                      F-11
7.  Stockholder's Equity (con't)

    (g) On September 19, 2001, 200,000 shares were issued to settle debt referred to in Note 6(d).

    (h) On October 18, 2001, 100,000 shares were issued for services referred to in Note 6(d).

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

    (l) On January 23, 2003, 600,000 shares were issued to settle debt referred to in Note 6(e).

8.  Legal Issues
    Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action as follows:

    (a) See Note 7(b) for contingincies relating to improperly issued shares that were later cancelled.

    (b) Unauthorized and/or unsupported payments in the amount of $243,463 were made from Company funds by past officers of the Company during the period May, 1998 to June, 1999. The Company has requested a full accounting from the past president. All amounts that were unauthorized by the board of directors or amounts that are not properly documented with invoices and receipts have been accounted for as disputed executive compensation. At such time as Company resources permit, the Company intends to seek legal advice to determine whether or not it is possible to recover all such disputed and unauthorized amounts from the previous administration.

    (c) See Note 7(d) for temporary equity and related rescission rights for subscribers of 361,120 shares of the Company.





















================================================================================
Page-12-

Item 2. Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the year ended June 30, 2002. Actual results could differ materially from the results discussed in the forward-looking statements. The Company assumes no responsibility to correct or update the forward looking statements as circumstances change and therefore, the forward looking statements should be assumed to speak only as at the date of the filing of this report.

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

After that plant was closed in 1996, further research, development and construction enabled us modify construction materials and layout to improve the buildings and equipment and refine tthe process, which is now ready for market.

The Company's intended business is to sell and build farm scale plants that produce ethanol integrated with a cattle finishing operation. Grain, corn or other feedstock is fermented and then distilled to make the ethanol. Left over from the ethanol production process are a high protein mash, called "distillers grain" and water, called "stillage water". These contain nutrients and are therefore used as feed and water for livestock. By using the distillers grain and stillage water on site the animals get the benefit of the nutrients in these by products. In addition, the plants do not incur the costs of drying the distillers grain and transporting it as would be necessary if it was to be used at another site. A further benefit is that no costs are incurred to dispose of the stillage water. Rather than it being something that is costly to be disposed of, it becomes a valuable feed product.

The manure and used bedding straw are cleaned up frequently, thus removing the media in which disease would otherwise grow. They are burned in a gasifier and the heat produced is used in the fermentation and distillation processes. From discussions with the gasifier manufacturer, management believes that there will be sufficient heat leftover to operate a greenhouse, if the operator so desires.

The ethanol is intended to be mixed with a proprietary emulsifier and diesel. When this emulsion was tested at The British Columbia Institute of Technology in June, 1996, in an unaltered diesel engine, it reduced the particulate (black smoke) emissions by over 62% and the NOx emissions by over 22%, without any loss of power.


================================================================================
Page-13-
PLAN OF OPERATION (con't)

For a more detailed description of the entire process, plus sources of information and references, the reader is referred to the Company's Form 10-KSB for the year ended June 30, 2002, as amended amd filed with the SEC.

Although there are no operating plants at the moment, the Company is expecting to have the first one operating in the late summer of 2003, as described below.

The Company intends to sell these facilities (except the column and spinner) to farm operators, preferably those who grow or have access to sufficient grain to supply the plant. Management believes this would be about 40,000 bushels of barley or other suitable grain for a plant which would feed 200 head of cattle on a continually rotating basis.

RESULTS OF OPERATIONS

The loss for the present quarter is $47,772 compared to $49,190 for the comparable quarter last year. Although the amount of the loss is similar, during the quarter this year, the company experienced lower professional fees and higher consulting fees compared to the same quarter last year. In addition, the Directors were issued shares in payment for services rendered to the Company over the last two years as the Company did not have the cash to remunerate them. We anticipate professional and consulting fees to remain about the same in the upcoming year. The loss for this quarter includes amounts of $18,000, which is deferred salary for the President, and $17,394 imputed interest, which do not represent a cash outlay. These non-cash items total $35,394. Working capital was obtained from cash received from the sale of shares prior to the year end June 2002.

At the end of the quarter, the Company had cash reserves of $127 down from $325 at the end of the previous quarter. After the end of the quarter, a shareholder pledged to advance sufficient cash to pay operating costs for the next six months. Meanwhile, the Company continues to keep its operating expenses to a very minimum. In the absence of operating activities, the Company's general and administrative expenses for the next 12 months that require a cash outlay are expected to be less than $300 per month, exclusive of executive compensation, which is deferred, and professional fees, which have been paid by related parties in the past.

PLAN OF OPERATION

Background

We are a development stage company that has not yet proved the feasibility of its planned principal operations. In their opinion on our June 30, 2002 financial statements, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception. To date we do not have any operations that generate revenue and have been unable to raise money to begin operations. Until such time as we prove the feasibility of our planned principal operations, we are likely to continue to experience a cash shortage. Because we are a developmental stage company, we are unlikely to be able to borrow money from banks and other traditional financial institutions.
We do not anticipate making any commitments to borrow money within the next 12 months, unless we can secure construction loans to build our first plant. The lack of long term, adequate financing continues to be of great concern to


We will require additional capital soon in order to continue as a going concern in the long term.Until we have arranged financing, no operating activities are planned.


================================================================================
Page-14-
Background (con't)

Our ability to continue to operate in the future depends on us being able to raise money to build our first plant, and we therefore continue to concentrate our efforts on raising money to build the first plant and commence operations. At the end of the quarter Hybrid Fuels (Canada) Inc., a wholly owned subsidiary, was negotiating with a private financier, not related to the Company, for sufficient money to build the first plant, and finance the commencement of operating activities. We estimate we need to raise approximately $1,000,000 to build the first plant, begin the development of operating activities, cover payables and deal with potential claimants. This estimate includes $350,000 for plant construction, $110,000 for cattle, $30,000 for payables (excluding shareholder loans and accrued executive salaries), $70,000 for salaries, consumables and other operating expenses until the plant begins to generate cash flow, and $250,000 for contingencies and to start developing operating activities. The remaining $190,000 constitutes a reserve for any shortfalls in our estimation process or any unforseen contingencies. Although we are negotiating with potential investors to fund the construction of the first plant, we do not have any commitments at this time.

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

Strategy To Raise Capital

During the quarter, a market maker applied to the NASD to have our common stock authorized for inclusion on the OTC Bulletin Board, and, following the end of the quarter, on April 23, 2003, we completed all NASD requirements, including the probationary period and, as a result, our stock is now quoted on the OTC Bulletin Board.

We are aware of a class of investors who will invest money in companies whose stocks are traded on the OTC Bulletin Board. Since our stock is now trading on the OTC Bulletin Board, we are in the process of contacting prospective investors to raise the approximately $1,000,000 in capital through the sale of shares as discussed above. This planned offering and sale of our common stock will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement. This disclosure is not an offer of securities or a solicitation of an offer to buy securities. Placements will be made only to investors with preexisting contacts with Hybrid Fuels and its authorized representatives. At this time we do not have any specific investors identified who have committed to invest funds in the Company.






================================================================================
Page-15-

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

An operating facility includes the barn, the ethanol making equipment, the bio-furnace or gasifier, "Greener Pastures" grass growing system, and the right to use the proprietary information and technology. The cost of building this plant is anticipated to be approximately $350,000. Approximately $220,000 of this cost is for foundations and flooring, buildings, the gasifier, the ethanol making equipment, tanks and machinery. Soft costs, for such items as permits, engineering and other professional fees, survey and layout, site preparation, delivery of buildings and materials, rentals, small tools and miscellaneous, are estimated at $60,000. We estimate we will spend approximately $70,000 for construction labour and supervision.

Once financing is arranged and we have finalized an agreement with respect to the land, we anticipate it will take approximately two months to construct the plant. Foundations and flooring are expected to take approximately two weeks and the erection of the buildings are expected take another two weeks. Once the buildings are finished, the installation of the gasifier, pens, feed bunks and ethanol making equipment are expected to take another month. Our plan then provides up to another two months for any delays, initial start-up and testing, for a total of up to four months from beginning construction until the plant is fully operational.

The plant is designed to accommodate 200 head of cattle. As we near then end of testing the plant, we plan to begin the finishing operation for the cattle, with an initial group of 20 to 25 cattle. The finishing operation is designed to function on a staggered basis, so that every two weeks (initially) we will bring in an additional 20 to 25 cattle. We will sell the cattle on the same staggered basis as they complete the finishing process. As we gain experience with the plant, we intend to bring cattle in 40 to 50 at a time on three to five week intervals to take maximum advantage of the size of the trucks used to transport the cattle.

The cattle will begin the finishing operation in quieting pens where they spend approximately two weeks being transitioned from their prior diet to the wet distillers' grains diet. After completing the diet transition, the cattle are moved into the barn, where, on average, they will spend approximately 100 days being fed the finishing diet. At the end of the finishing operation, our plans for this demonstration plant call for the cattle to be sold at auction. As one group of cattle is sold, another takes its place, as both the finishing operation and our staggered acquisition scheme are scheduled to take
================================================================================
Page-16-

Plan of Operation Assuming Adequate Capital Raised(con't)

approximately three to four months, depending on how long the finishing takes. As a result of using this staggered acquisition scheme, we will not run the plant at full capacity until approximately four months have passed from the plant becoming operational. As a result the cattle we begin selling during the fourth month, which will generate our initial revenues, will bear a disproportionate amount of fixed costs compared to cattle sold beginning in the eighth month. We believe, however, that at the end of the fourth month, when we sell the first group of finished cattle, we will be able to prepare pro forma information that will demonstrate the financial fundamentals of the plant for purposes of demonstrating cash flows to prospective financiers of future plants.

We plan to add, on average, between 400 and 500 pounds per head during the finishing operation. The weight per head when we aquire the cattle will vary, principally due to the time of year when the cattle are acquired (most calves are born in the spring and are ready to begin being sold as feeder cattle seven months to a year later). Generally speaking, the older they are, the more they weigh. One of our fundamental assumptions is that the plant will have the potential to break even if we sell finished cattle at prices per pound that are less than the prices per pound at which we purchase them. Generally in the cattle industry, feeder cattle sell at a higher price per pound than finished cattle. The increase in weight during the finishing operation provides the potential for generating a profit or at least breaking even when selling finished cattle at a lower price per pound. For example, assume we purchase a 600 pound animal for $0.90 per pound, or $540, that we finish it to 1000 pounds and sell at $0.85 per pound, or $850. The $310 difference between our purchase price and the sale price would have to cover the consumables purchased to prepare wet distillers grains for the animal and a pro rata share of the plant's operating costs, including debt service. At this time we do not have financial data to support the breakeven price spread for the plant. Developing this relationship between the plant cost structure and tolerable price differentials will provide critical information for prospective financiers of future plants.

We expect that as sale prices move close to or exceed purchase prices, the plant's cattle finishing operation will make a profit. Cattle prices are volatile, however, so there is a distinct risk that sale prices for finished cattle could be below the pricing threshold, resulting in a loss on cattle finishing. The greater the price spread, the more important ethanol sales become to the overall profitability of the plant. Farmers with integrated operations who grow their own consumables could have greater price flexibility on the cattle finishing operation if their cost of producing the consumables is less than the the market price for consumables. We do not plan to have an integrated operation at the first plant, so we will have to pay market prices for our consumables.

We do not plan to sell the ethanol produced by the first plant during at least the first two ro three months of its operation. We have discussed with a local owner of a sawmill and trucking company giving him the ethanol for this two- to three-month period, with a view toward charging him in the future once he has determined that he can use the ethanol economically without harm to his equipment. Once the plant is at full capacity, we project that the plant will produce approximately 240 US gallons of ethanol per day, which could be sold at market prices slightly below the price of the diesel fuel with which it will be blended. The price of ethanol will vary, usually in tandem with the price of diesel. Assuming a price of $0.70 per gallon for ethanol, monthly sales of ethanol would be approximately $5,000.

Once we have operated the plant for four months, we believe that the actual financial results for the finishing operation and ethanol sales will provide us with a basis to prepare pro forma financial information projecting the economic feasibility of the plant. By establishing the economic feasibility of the
================================================================================
Page-17-
Plan of Operation Assuming Adequate Capital Raised(con't)

plant, wewill then be able to implement our business plan, which is based on identifying third parties who will work with us to construct and operate their own plants. If our assumptions prove wrong or we encounter unforeseen obstacles, our ability to demonstrate the plant's economic feasibility may be delayed, or, in the worst worst case, we may not be able to establish the economic feasibility of the plant and may have to abandon the business and liquidate the Company.


Plan of Operation Assuming Establishment of Facility Feasibility

The discussion in this section assumes that we will succeed both in raising the approximately $1 million that will be used to place our first plant in service and in demonstrating the economic feasibility of the plant. Once these milestones are achieved, we intend to have others build, own and operate additional plants, while we earn revenues from a variety of sources related to the plants. We plan to earn revenue from:

1.    operating the demonstration facility we build and own;
2.    profit on the sale of subsequent plants;
3.    the lease of the column and spinner to each operator;
4.    the royalties and service fees that each operator will pay;
5. the purchase of the ethanol mixture from the operator at 80%of wholesale value and the sale to distributors or end-users;
6.    an incentive from premiums from marketing the finished animals.

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

We plan to charge a royalty for the use of the trade secrets and proprietary information. The royalty, which is expected to be $2500US per month, per plant, based on the projected benefits of the use of trade secrets to the operator, will begin when each plant begins operation. Incentives in the form of reduced royalties may be offered to the first 10 to 20 operators who make early commitments to purchase plants.
================================================================================
Page-18-

Plan of Operation Assuming Establishment of Facility Feasibility (con't)

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

















================================================================================
Page-19-

PART II    OTHER INFORMATION

Item 2.      RECENT SALE OF UNREGISTERED SECURITIES.

                         Date, title and amount of securities sold
                      Date       Title             Amount
                     ------     --------       -------------
              January 23, 2003 Common Stock    600,000 shares

Because of the Company's lack of cash reserves, the Officers of the Company who are also Directors agreed to accept 600,000 shares in lieu of payment in cash for providing the Company with management, legal and accounting services over a period of more than two years. The shares were issued January 23, 2003. The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the issuance of the shares. All shares were issued in a private transaction at the unsolicited request of three existing shareholders, officers and Directors of the Company. There was no public solicitation or offering, no underwriters were involved, and no commissions or discounts were paid.


Item 6.          Exhibits and Reports on Form 8K


                (a)     Exhibits             None
                (b)     Reports on Form 8-K  None

Signatures
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2003
HYBRID FUELS, INC. By: /s/ Clay Larson       By: /s/ John Morrison
                  Director, CEO & President          Director & CFO



























================================================================================
Page-20-
CERTIFICATIONS

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

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Echange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

May 13, 2003                           /s/ Clay Larson
                                --------------------------------------
                                           Clay Larson
                                Chief Executive Officer and President
                                (Principal Executive Officer)
================================================================================
Page-21- CERTIFICATIONS (continued)

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

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Echange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

May 13, 2003                                   /s/ John Morrison
                                          --------------------------------------
                                                   John Morrison
                                               Chief Financial Officer
                                            (Principal Financial Officer)


================================================================================