Form 10QSB/A
period 2003-03-31
HYBRID FUELS INC
filed 2003-06-10
CIK 1104200

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

































===============================================================================
                                      F-3
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

________________________________________________________________________________
                                                        March 31,      June 30,
                                                          2003           2002
                                                        unaudited       audited
                                                           $              $
________________________________________________________________________________
ASSETS
Current Assets
Cash                                                          127          1,796
________________________________________________________________________________
Total Assets                                                  127          1,796
________________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                           33,205         20,458
Accrued liabilities                                        10,500          3,907
Note payable (Note 4)                                      33,638         33,638
Shareholder loans payable (Note 6(a))                     199,005        199,635
Amounts owing to a Director (Note 6(b))                   272,701        218,699
________________________________________________________________________________
                                                          549,049        476,337
Temporary Equity (Note 7(d))                              223,000        223,000
________________________________________________________________________________
Stockholders' Deficit Common Stock (Note 7):
$0.001 par value; 50,000,000 shares
authorized 21,946,000 and 21,300,600 shares
are issued and outstanding respectively                    21,946         21,300
Additional Paid-in Capital                                414,389        331,352
Donated Capital - Inputed Interest (Notes 5 and 6)        225,535        174,869
Deficit Accumulated During the Development Stage      (1,433,792)    (1,225,062)
________________________________________________________________________________
Total Stockholders' Deficit                              (771,922)     (697,541)
Total Liabilities and Stockholders' Deficit                   127          1,796
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