Form 10KSB
period 2003-06-30
HYBRID FUELS INC
filed 2003-09-29
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                ___________________

                                    FORM 10-KSB


                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                      For The Fiscal Year Ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.      Yes [X]  No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.      [X]

The number of shares issued of the registrant's common stock as of September 23, 2003 is 22,183,353

The number of shares outstanding of the registrant's common stock as of September 23, 2003 is 21,990,600

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


TABLE OF CONTENTS

PART I...........................................................Page 3

 Item 1.   DESCRIPTION OF BUSINESS...............................Page 3

 Item 2.   DESCRIPTION OF PROPERTY...............................Page 18

 Item 3.   LEGAL PROCEEDINGS.....................................Page 18


PART II .........................................................Page 19

 Item 5.   MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS................Page 19

 Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION.....................................Page 19

 Item 7.   FINANCIAL STATEMENTS..................................Page 26

 Item 8.   CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS..........Page 39


PART III ........................................................Page 39

 Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
           AND CONTROL PERSONS...................................Page 39

 Item 10.  EXECUTIVE COMPENSATION................................Page 40

 Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.................................Page 41

 Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........Page 42

 Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K...............................Page 42

 Item 14.  Controls and Procedures...............................Page 42

 Signatures......................................................Page 43

 Certifictions...................................................Page 44

 Exhibits........................................................Page 46
















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

The Company is a developmental stage company and has had no income since the acquisition of the hybrid fuels technology in June 1998, nor is it likely to have any significant cash flow until after the end of its current fiscal period ending June 30, 2004. The Company is currently seeking additional capital to pay operating costs and develop operating activities, but there can be no assurance that the Company will be able to fulfill its capital needs in the future. Moreover, due to Company's poor liquidity and lack of operations, the cost of obtaining additional capital is expected to be significant. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive. If the Company is unable to obtain funds from external sources, it is probable that it would be unable to continue to operate in the long term.

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

1. Our cash reserves may not be adequate to cover our costs of operations. To date, we have covered our operating losses by loans from shareholders or privately placing securities. We expect to fund our general operations and marketing activities for 2004 with our current cash, which was obtained from loans from shareholders and/or the sale of securities. However, our cost estimates may not include enough provisions for any contingency, unexpected expenses or increases in costs that may arise.

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

3. We have not sought protection of our intellectual property through any patents, but have elected to protect it through non-disclosure agreements. Our intended business may suffer if we are unable to adequately protect our intellectual
================================================================================
Page-4-
property. Because our intellectual property is not protected by patents, others may seek to discover and use our intellectual property. We cannot provide assurance that our intellectual property rights will not be invalidated, circumvented or challenged. If we are found to infringe on the intellectual property rights of others, we may not be able to continue to market our process, or we may have to enter into costly license or settlement agreements. Third parties may allege infringement by us with respect to past, current or future intellectual property rights. Any claim of infringement, regardless of merit, could be costly, time-consuming and require us to develop non-infringing technology or enter into royalty, licensing or settlement agreements. These agreements could be on terms unfavorable or unacceptable to us and could significantly harm the development of our business. In the future, we may also have to enforce our intellectual property rights through litigation. Any such enforcement could also result in substantial costs and could materially affect our financial condition and our business.


4. We have a history of operating losses and an accumulated deficit, as of June 30, 2003, of $1,478,997.

5. Our ability to begin operations and to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies. Our future revenues and profitability are unpredictable. We currently have no operating activities that will produce revenue. Furthermore, we cannot provide assurance that we will be successful in raising the money necessary to begin or expand operations.

6. The production of ethanol is being strongly encouraged by governments and private parties as a way to reduce water and air pollution which could lead to rapidly changing technology. If we are unable to adapt to rapidly changing technologies, our intended business could be adversely affected.

   7. We have no operating history which makes an evaluation of our future prospects very difficult. If we succeed in completing the construction of the first operating facility, there can be no assurances that we will be able to develop operations that are profitable or will operate as intended. If the market for our facilities fails to develop, or develops more slowly than anticipated, we may not be able to meet our expenses and may not achieve profitable results.

8. Our common stock is not widely traded, and, as a result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our common stock, our stockholders may find it difficult to sell their shares.

9. We have no insurance covering our operations, potential products, services or directors and officers.

10.Future performance depends on the ability to attract, train, and retain management, technical and marketing personnel. In the future, loss of one or more key employees could negatively impact us, and there is no "key man" life insurance in force at this time. Competition for qualified personnel is intense, and there can be no assurance that we will attract or maintain key employees or other needed personnel.

11.We may experience a period of expansion and growth, which would likely place significant strain upon management, employees, systems, and resources. Because the market could develop rapidly, it is difficult to project the rate of growth. Failure to properly manage growth and expansion, if and when it occurs, may jeopardize our ability to sustain our business. There can be no assurance that we will be able to properly manage growth, especially if such growth is more rapid than anticipated.


================================================================================
Page-5-

The following discussion has been prepared assuming the Company will continue as a going concern; however, the audit report for the financial statements as of and for the periods ended June 30, 2001 and 2002, includes a caveat on this point. In reading the following, one should consult the audit report, financial statements and footnotes, and keep in mind the significant losses generated by the Company.

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

(b)BUSINESS OF THE ISSUER
Hybrid Fuels intended business is to sell integrated farm scale facilities that combine ethanol production with a beef finishing operation. This integration is achieved through certain procedures, process improvements and mechanical devices the company has discovered or developed. The ethanol is intended to be mixed with diesel to create a hybrid fuel. The Company expects to act as the marketing agent for the hybrid fuel and the finished animals in order to control quality and present a unified marketing presence as a way of generating better returns from the sale of the products.

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

Further, according to a report by noted security analyst, Edward Luttwalk, published in the February 12, 2001 edition of the Toronto Globe and Mail, factory farming involves the crowding, of thousands of animals, into an area about the size of a city block. The report states, "to put it plainly, nearly all beef cattle in North America and Europe survive in a chronic state of low
================================================================================
Page-6-

level sickness with the use of large amounts of antibiotics. Because they are cheap and induce water retention that increases weight, antibiotics are just the thing for feedlot operators whose animals could not survive a week without them." Luttwalk goes on to say, "At a time when old diseases such a tuberculosis are reappearing, along with bacteria strains that have become highly resistant to antibiotics, their use in mass quantities by cattle raisers is a real problem. Until recently, it was thought that humans couldn't absorb antibiotics from cooked meat, but research prompted by bovine spongiform encephalopathy
(BSE) has disproved all that." These findings are further supported by recent research at the University of Illinois, according to a Canadian Press report. This research has documented the transfer of antibiotic resistant genes from large-scale hog facilities to surrounding water and soil. These scientists are reported to have concluded that this is evidence to tie antibiotic resistance in humans to widespread use of antibiotics in the livestock industry. Rustam Aminov, one of the scientists, is reported to have said, "Its not an unreasonable conclusion with 75% of all the antibiotics in the US finding their way into meat and poultry."

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

Concerns such as these and others about:
1.declining farm income and the number of family farms;
2.declining fossil fuel reserves;
3.increasing ground water contamination from animal finishing operations; 4.the increase in antibiotic resistant "super bugs" as a result of over-use of antibiotics; and
5.threats of global warming from use of fossil fuels; led the development of this "farm integration" plan.

This business is intended to be proactive in reducing air pollution and conserving fossil fuels, reducing ground pollution through the destruction of animal waste, producing cleaner food, and perhaps reducing some of the cause behind the spread of auto-immune diseases. At the same time, it is intended to create a new source of income for farmers.

SOME HISTORY

The technology was developed over more than a decade. Pilot testing of the first proprietary developments relating to fermentation techniques and distillation procedures of ethanol were carried out in Kelowna, B. C., Canada in the early 1990's. After initial tests, a confinement type barn and adjoining buildings were leased at Dalum, Alberta in 1994 for full-scale testing. These facilities were utilized for animal feed test trials, fermentation testing, and other associated full-scale research and testing on all aspects of the system for a period of two and a half-years. The Company does not have written records of the test results, as those records were lost when that facility was shut down. However, those test results persuaded us to begin commercialization of the process.
================================================================================
Page-7-

The hybrid fuels technology was acquired by the Company in a reverse takeover in June 1998 as described above, and a facility that was intended to be the first commercial facility was constructed near Cardston, Alberta. Improvements to the technology installed in that facility included an innovative separation column that added a Company developed, vegetable based emulsifier and diesel fuel at the point of condensation of the ethanol vapor.

Before the facility near Cardston could begin operating, the farmer sold the land and improperly removed the buildings and equipment. Although the facility never operated, much was learned from the construction. That information has been used to refine the design which is expected to reduce construction costs and improve operating efficiency. As a consequence of the Cardston facility being dismantled, there are no prototypes in existence at this time

THE PROPOSED FACILITIES

The proposed facilities are planned to consist of a barn in which the cattle are kept, a second building housing the ethanol making equipment and the gasifier, which will be set up next to the barn and ethanol plant. The ethanol making equipment consists of feedstock handling and preparation tanks, water tanks, fermentation tank, separation columns, a spin dryer, necessary pumps and the tanks to hold the ethanol.

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

The operator is to supply the cattle, straw or other bedding, electricity, diesel, emulsifier and about 2500 gallons of water per day. These barns have been designed to raise beef cattle under controlled atmospheric conditions. The buildings are prefabricated metal, insulated sufficiently to keep them warm in cold weather and cool in warm weather. Each barn is to be divided into six pens, 40 feet by 30 feet, 1 of which is empty and 5 of which have animals in them. This means that there will be approximately 40 animals per pen, depending on the size of the animals.

These barns are intended to include air-to-air heat exchangers that in cold weather, exchange the warm, heavily moisture-laden barn air with fresh air from outside, that is heated and dried as it passes through a heat exchanger. Del Air Systems, Humbolt, Saskatchewan, manufacture the heat exchanger equipment we plan to use. Their calculations estimate heat losses from the barn at a total of 404,052 BTU per hour with gain from animal heat production of 407,078 BTU per hour at -17 Degrees F outside temperature. At this outside temperature, the inside building temperature should remain around 50 Degrees F. Management believes that these heat exchangers will keep the barn warm and dry in winter and that simple "swamp type" coolers common to the greenhouse industry will be adequate to provide summer cooling.

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

================================================================================
Page-8-

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

These facilities are expected to be operated manually by 2 people, which would usually be the operator and one employee. Thus trained people are expected to be in contact with the animals several times a day, while they are being fed, or moved from one pen to another. These operators should be able to detect any illness or disease early, separate any ill animal from the rest of the herd, and treat it for that specific illness, rather than giving a general course of antibiotics to all the animals as a precautionary measure. As a result, the Company intends to have a policy that permits the use of antibiotics only as required on any sick animal.

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

According to the publication "Advances in Biochemical Engineering - Alcohol Production and Recovery" by Maiorella, Wilke, and Blanch, of Lawrence Berkley Laboratory and Department of Chemical Engineering, University of California, Berkley, CA 94720: "Distillation until now has been considered to be very inefficient - utilizing as much energy as is produced in the alcohol product."
================================================================================
Page-9-

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

At a pre-determined stage of fermentation, the resulting mash is passed through a centrifugal type separator or "spinner", which separates the liquid "beer" from the solids, called wet distillers grains, or WDGs. The separation of the liquid, called stillage water (or beer) from these WDGs, dries them to an appropriate moisture content for feeding, and they are then conveyed to the animal feed troughs. At the same time, the "beer" is drained off to be used for the distillation of the ethanol.

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

At the completion of distillation, the de-alcoholized stillage water is recovered and stored for delivery to appropriate feed containers for the animals in the barn. According to the research described below under the heading "Feeding Wet Distillers Grains and Stillage Water", the feeding of wet distillers grains and stillage water to cattle promotes weight gains. In addition, feeding the WDGs and stillage water to the animals in the adjacent barn is very important because it uses another co-product on-site, eliminates
================================================================================
Page-10-

transport and drying costs and addresses the challenge of stillage disposal.
The Biomass Energy Monograph by Edward Hiler and Bill Strout of Texas A. & M. University, states: "If the nation were to replace 10 percent of its gasoline consumption with ethanol, the liquid stillage from ethanol fuel production would constitute a biochemical oxygen demand (BOD) load equivalent to all its domestic sewage. Therefore, expensive water pollution controls must be major goals of the emerging fuel-alcohol industry." These "expensive water pollution controls" are not necessary in our process, as the stillage becomes a valuable animal feed supplement, not a by-product destined for disposal.

Aside from the capital costs of the facility, the two major costs of ethanol production are the feedstocks and the input energy required for fermentation and distillation. For ethanol to be accepted as a fuel extender, it must be available in a practical price range. By using the feedstock for the dual purpose of making ethanol and feeding cattle, our process effectively reduces the cost of making the ethanol. Also, by using the heat from burning the waste as an energy source for the fermentation and distillation processes, the Company believes it will not have to pay for energy from an outside source to make the ethanol, which means the process will not incur that input energy cost. Making ethanol also generates another stream of income, which should make the operation more economical.

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

The Company believes the results mentioned in the last paragraph, related to feeding wet distillers grains, are born out in the results of Cargill's kill record dated September 23, 1994, for 123 heifers from the Company's experimental Dalum facility. The kill record is a record of the number of animals processed, and the weight and grade of the carcass. In addition, we have the Slaughter Sale Summary for these animals dated September 13, 1994 which shows the price paid for the animals and their average weight, along with the information for all of the other animals sold at that auction on that day. Those documents show that these animals brought the highest price of the day at that auction and by comparing the average weight at auction to the carcass weight from the kill record, we can calculate the average live weight to carcass ratio.

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

================================================================================
Page-11-

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

The same kill report showed there was no death loss, no liver damage and none were condemned. Industry average for death loss and rejected animals is about 1% according to CCA. Because of these processing results, Cargill offered a premium of $0.10 per pound, for all animals that could be produced using this process, FOB the facility, which eliminates trucking and auction costs. We see no reason why operators should not be able to achieve similar results using this system, or better results if good beef cattle are used.

HORMONE-FREE BEEF

There are a growing number of stores that are offering hormone free beef. For example, Laura's Lean Beef is now available in 4000 grocery stores in 39 states in the US, according to their website, www.laurasleanbeef.com. This is up from 3000 grocery stores in 33 states one year ago. Consumers generally pay higher prices for this beef, and the cattle raiser receives a higher price per pound as well. The Company wishes to have its operators use the process to raise hormone free beef for this market, partly because of these higher prices.

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



================================================================================
Page-12-

Analyses of the green feed performed by Norwest Labs of Lethbridge, Alberta in May, 2001, indicates that with a barley grass feed ration of fifteen (15) pounds per day for each animal, the company could eliminate the use of feeding hay. The Company also has a feed enrichment process that has been described in reports previously filed with the SEC. As the green grass from this system is expected to be more beneficial to the cattle at less cost than the feed enrichment process, that process will no longer be included in each facility. The equipment to produce this green feed is expected to cost around $15,000 and to fit into the barn so that feeding is relatively easy.

THE HYBRID FUEL

The ethanol is "de-natured" by mixing about 2% emulsifier and diesel into the ethanol in the vaporization column so there is no pure ethanol accessible in the plant. Each day, 200 gallons are expected to be produced and this chemical mixture is stored in an appropriate tank (3500 to 5000 gallons) on site until it is picked up, similar to bulk milk pickup, and delivered to a mixing plant to be further mixed into the final ratio.

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

After the first facility is operating, subsequent facilities are expected to be built in the vicinity of commercial mixing plants that have the capacity to handle the production on a contract basis. The plan is for the Company to purchase the resulting chemical mixture from each plant, and transport it to mixing plants for further mixing to achieve the appropriate ratio. This is designed to ensure control over all of the ethanol produced to ensure the over all best price and equitably distribute that amongst the operators. The Company expects to earn revenue for providing this service.
================================================================================
Page-13-

When a larger number of facilities are operating and producing sufficient quantities, the Company intends to sell the mixed fuel to end users and diesel fuel distributors encompassing all industries. Ultimately the Company may consider building and operating its own mixing facilities, if that becomes economically feasible.

Because the hybrid fuel can be used in an unaltered diesel engine, it can be used economically where it is available and the engine needs no modifications to switch back to regular diesel fuel if the hybrid fuel is not available.

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

Our fuel is different because it contains a small amount of water, and it will therefore require separate evaluation. The Company believes that thesmall amount of water in the mix will reduce the power loss from using the blend. The testing that was done at BCIT in June 1996, did not disclose any significant power loss, but further evaluation is required.

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

SIGNIFICANT CONSULTANTS

Sir Donald Craig is the individual who is most responsible for the development of the concepts and invention of much of the equipment or improvements to the equipment. Mr. Craig is expected to supervise the building of the first facilities, and the preparation of the training and operations manuals. He has agreed to donate his time without remuneration until the first facility is generating cash flow. Thereafter, he may provide consulting service as needed at mutually agreeable prices, and the Company intends to pay his Company related expenses. The Company does not have a written employment contract with Mr. Craig.




================================================================================
Page-14-

SUPPLIERS

The Company is not dependent on a limited number of suppliers as most of the equipment and materials required for the facilities are readily available in all areas where the Company expects to be operating. The Company plans to obtain its raw materials as and when needed from local suppliers. In addition, we expect to arrange with independent contractors to manufacture the columns and separators as necessary. Fabrication of these items is expected to be on the basis that the Company will supply the raw materials for each item, and the contractor will fabricate each item only on request by the Company. Each item will be made to our specifications, at a price that is agreed for each item. The price may change over time. Dale Hallaby Fabricating, the independent contractor we have used to date, works from its own premises and management believes they have the capacity to supply all of the items required by the Company for the next 12 to 24 months. We do not have contracts with any contractors at this time, although we have confirmed they are still available to us.

The Company intends to seek quotes from independent contractors to supply and install the buildings, the flooring materials, pumps, tanks and other "off-the-shelf" items required for each facility. As the Company develops a history of operations and experience with particular sources of supply, the Company may enter into exclusive supply contracts in the future if it is advantageous to the Company and its operators. No such arrangements are being negotiated at this time.

GOVERNMENTAL REGULATION

Each facility will require some form of government permit in order to operate. In the United States, the Bureau of Alcohol Firearms and Tobacco is the appropriate agency and they have verbally indicated to the Company that it would be able to obtain the appropriate permits. In Canada, the appropriate agency is Excise Canada which has taken the position that since the facilities produce ethanol, each will require a distillers license. This would require the installation of equipment in each facility which is designed to measure the amount of alcohol.

Unfortunately that equipment will not work because the ethanol is denatured by the addition of diesel and the emulsifier in the column which means that it is impossible to detect, access or measure any pure ethanol in the process. The Company is therefore seeking an exemption for its operations and has enlisted the assistance of a number of people and politicians to assist in persuading Excise Canada to issue the necessary exemption. Until such an exemption is made, the facilities may be built without the ethanol equipment. The operators of these facilities would pay lower royalties until their ethanol equipment was installed. If there are significant delays in obtaining the desired exemption, the Company anticipates that it will commence building facilities in the U.S. The prototype facility will have the ethanol making equipment and is expected to operate with a special permit.


COST AND EFFECTS OF GOVERNMENTAL REGULATION

Governmental regulation will affect the Company most in the areas of compliance with environmental regulations and those regarding the production of ethanol. Each jurisdiction will require the Company to obtain the appropriate permits to comply with its specific set of regulations. The Company plans to initially build in those jurisdictions where the process for obtaining the necessary permits to produce the hybrid fuel and to operate in accordance with these regulations, are the easiest and least expensive to comply with. The Company anticipates it will have little difficulty in complying with environmental regulations as the process does not create any pollution. The Company does not anticipate any significant delays in obtaining the necessary permits for the production of the hybrid fuel in the Province of British Columbia and in most
================================================================================
Page-15-

states of the US. The necessary building permit has already been issued for the first facility.

During the last two years the Company has spent zero dollars on compliance with environmental regulations. The Company believes that the impact of the cost and effects of the Company's compliance with environmental laws should be minimal as the Company's process is believed to be very environmentally friendly.

TARGET MARKET AND ADVERTISING

The Company's target market for the sale of the facilities is the farming communities. The Company intends to advertise its facilities in trade journals, local newspapers, on radio and television programs, and through seminars and presentations at trade shows. The Company is also in contact with a number of government agencies and industry organizations whose role it is to locate and promote new opportunities for the economic benefit of farmers.

There appears to be very strong interest in the Company's project from the farming community. Even though we have not been advertising, to date the Company has received applications from more than fifty farmers, and we receive more phone calls each month.

The Company is expecting to have a screening process in place and at least four candidates approved by the time the first facility is ready to operate. These individuals will need to qualify for financing in accordance with the requirements of the particular financial institution. Financing will have to be committed before the Company would start construction. It is anticipated that the first operators will be fully trained and qualified by the time the second facility is finished and ready to operate.

COMPETITION

The production of beef and fuel are both highly competitive. Giant companies compete in both markets with significant competitive advantages. Many competitors of the Company have significantly greater resources and experience than the Company. Additionally, competitors of the Company may have better access to financial and marketing resources superior to those available to the Company. With the resources and name recognition that competitors possess, the Company may face severe adversity entering the markets it is pursuing. There is no assurance the Company will be able to overcome the competitive disadvantages it will face as a small, start-up company with limited capital.

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

Robbins makes the case for consumers who are becoming concerned about the adverse effects on their immune systems of consuming meat and poultry that has been raised using antibiotics and growth hormones. He also refers to evidence
================================================================================
Page-16-

that suggests links between the increasing incidence of a number of diseases to the consumption of meat, dairy products and other foods which contain antibiotics, hormones and toxic chemicals.

The Company plans to promote the beef produced using it's process as being free of antibiotics and hormones. As consumers become more selective about eating "clean" meat, the Company anticipates capitalizing on these products being free of these substances. The Company also intends to "brand" the finished product with a name, trade marks and logos (not yet selected) to make the product more easily recognizable in order to generate consumer loyalty and capitalize on brand quality.


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

Over the past year the Canadian beef market has suffered as a consequence of the US closing its border to all beef imports from Canada because of a case of "mad cow" disease. The US has recently permitted the resumption of beef shipments which will likely return to pre-scare levels over time. If beef sales do not return to earlier levels, this could have an adverse effect on the Company. However, Successful Farming Online reported in January 2000, that consumers will pay more for beef that is guaranteed good quality. The Company believes that beef fed distillers grains, without added hormones, antibiotics or protein from animal sources, will draw a positive response from health-conscious consumers looking for healthier food sources.

Management is of the view that if overall beef consumption declines, it should have little or no adverse effect on the Company's business as our process is expected to produce exceptional quality beef which we anticipate marketing as guaranteed quality beef that is hormone and antibiotic free.

As a result of environmental and fuel price concerns in both Canada and the US, there is a push to increase the production of ethanol. A recent press release issued by Agriculture Canada reads, "Ottawa Has Big Plans For Ethanol." The release says in part that, "government officials state that as part of Canada's commitment to reducing emissions from vehicle exhaust, Ottawa will soon announce a package that includes extension and expansion of a plan to guarantee loans for ethanol plant construction or expansion. There will be provision for direct government aid to build new facilities. Recommending a goal of increasing ethanol production capacity to close to one billion liters by 2005, (250,000,000 US gallons) Agriculture Minister Vanclief said producing alcohol from grain would be "the main ticket" for future rural incomes. The Company believes that initiatives such as these create a more favorable climate for the expansion of the Company's business, even though the Bush administration seems to have much less enthusiasm for ethanol than the previous administration.

The United States and Canada are signatories to the Kyoto Emission Standards Agreement which requires them to adhere to the Kyoto Protocol commitments to reduce pollution by the year 2010, although the Bush administration has been balking at complying with those commitments. In addition, many states, such as California, have or are considering legislation to eliminate the use of MTBE as an octane enhancer and "clean air" additive. This should work to the advantage of the Company, as most media reports indicate that ethanol appears to have the
================================================================================
Page-17-

edge as the product to reduce the use of fossil fuels and the "clean air" additive of choice to replace MTBE.

Also, the Company expects to be able to produce ethanol relatively inexpensively, as the proprietary emulsifier allows the mixing of wet ethanol and diesel which reduces emissions, without incurring drying costs. Even if there is no market for the hybrid diesel fuel, the ethanol should still be valuable for use in other products such as windshield washer fluid or gasohol.

Another trend that may work to our advantage is the trend of governments and health regulators to mandate environmental clean-ups and reduce pollution. Local authorities are implementing stricter environmental requirements, in particular tighter restrictions on the handling of animal waste which has been found to contaminate ground water.

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

The Company is working with local equipment operators and investigating the availability of grants from various government agencies for support in further testing of the hybrid fuel.

2. Researching efficiencies in facility construction and operation;

3. Research of training methods and development of training and operations manuals.

The research contemplated in 2 & 3 is not expected to cost much as most of it will be conducted in conjunction with the day to day operations of the facility and with local equipment operators. No money has been allocated to this research as it will have to be done out of operating revenues when the Company begins to generate those.

PRODUCT PROTECTION

The Company has not patented any of it's proprietary technologies, on the advice of legal counsel. Their reasoning is that obtaining patents tends to publish the discoveries which others can then copy and a small company will have difficulty protecting itself from infringement. As a consequence, the Company has determined that it will protect it's trade secrets and proprietary technologies by careful screening of potential operators and then having them sign non-disclosure agreements. All operators will be well briefed on protecting the proprietary information in their own best interests and all reasonable steps will be taken to ensure that they take all reasonable precautions. Also, the column and the spinner will be manufactured elsewhere, delivered and installed, without the operators knowing how they are constructed. They would essentially have to destroy the column to find out how it was made and how it works. While
================================================================================
Page-18-

the Company intends to take all appropriate measures to protect secrecy, as far as the Company is aware, we are the only ones that are developing small scale plants. Other ethanol plants that are being considered, that we are aware of, are large operations that will produce millions of gallons per year. Our technology is useless to those operations. Management therefore believes that the risk associated with the lack of patent protection, described under number 3, RISK FACTORS, on page 3 above, is reasonably acceptable.

Item 2.  DESCRIPTION OF PROPERTY

The President maintains an office in his home at 740 Westpoint Court, Kelowna, British Columbia, Canada at no cost to the Company and Donald Craig maintains an office at his home in Winfield, B.C., 15 miles north of Kelowna and about 5 miles from the proposed location of the first facility, also at no cost to the Company.

The Company has a verbal agreement with the owner of a 6-acre parcel of bare farm land on which the first facility is to be situated in Oyama. The owner is not related to the Company. Prior to commencement of construction of the facility, the Company is expecting to complete a written lease with the land owner for the land. We will own the facility and use it as a training and demonstration facility. The terms of the lease of the land are not expected to be finalized until the terms of the financing are agreed.

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

Although the Company is not involved in any legal proceedings, the following issues may eventually lead to legal action:

On August 4, 1998 and March 23, 1999, the Company's former President individuals without consideration and without Board of Directors resolutions. On August 21, 1999, the then only Director resolved that the share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company first determined that these shares had not been transferred out of the names of the original recipients and then resolved to cancel the share certificates. The Company indemnified the transfer agent, for any costs or liability it may incur in any way arising out of the cancellation of such shares and the transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totalling 550,000 shares, have been endorsed and returned to the Company for cancellation. No formal legal demand for the return of the shares has been made as the former administration has failed to provide addresses despite a number of requests.

The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with these shares. The first reason is that all of the shares were still in the names of the original holders when they were cancelled and some of the holders and previous directors were informed verbally of the cancellation. The second reason is that there were no directors resolutions issuing the shares and the individuals to whom those shares were originally issued gave no consideration to the Company for those shares. In addition, to date, when a broker has received these shares for possible resale, the broker has phoned the Company or the transfer agent to confirm the status of the shares. Once informed the shares were issued without consideration, the brokers have refused to deal further with the shares.
================================================================================
Page-19-

(b)Unauthorized and/or unsupported payments in the amount of $243,463 were made from Company funds by the past President of the Company during the authorized the issuance of 1,000,000 and 900,000 shares respectively to period May, 1998 to June, 1999. The Company has had no response to requests that the past president provide a full accounting of these amounts. All amounts that were unauthorized by the board of directors or amounts that are not properly documented with invoices and receipts have been accounted for as disputed executive compensation. When the Company has the money available to do so, Company will seek legal advice to determine whether or not it is possible to recover these amounts from the previous administration.

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

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company has authorized capital of 50,000,000 share of common stock with a par value of $0.001, of which 22,183,353 were issued and 21,950,600 were outstanding as at June 30, 2003 and the Company had 237 shareholders of record.

The Company's common stock is traded on the OTC Bulletin Board under the symbol "HRID."

The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the National Quotation Bureau.

                                       HIGH               LOW
                                                 2001
                   3rd Quarter          0.75             0.275
                   4th Quarter          0.40             0.15
                                       HIGH               LOW
                                                 2002
                   1st Quarter          0.28             0.05
                   2nd Quarter          0.14             0.045
                   3rd Quarter          0.20             0.06
                   4th Quarter          0.22             0.08
                                                 2003
                   1st Quarter          0.50             0.09
                   2nd Quarter          0.40             0.11

The Company has never paid cash dividends. The Directors of the Company currently anticipate that it will retain all available funds for use in the operation of the business and does not anticipate paying any cash dividends in the foreseeable future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES. NIL

Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Background
We are a development stage company that has not yet proved the feasibility of its planned principal operations. As at June 30, 2003, our independent auditors raised a substantial doubt about our ability to continue as a going concern
================================================================================
Page-20-

because we have not generated any revenues and have conducted operations at a loss since inception. To date we do not have any operations that generate revenue. Until such time as we prove the feasibility of our planned principal operations, we are likely to continue to experience a cash shortage. Because we are a developmental stage company, we are unlikely to be able to borrow money from banks and other traditional financial institutions. The lack of long term, adequate financing continues to be of great concern to management.

Although our cash reserves at June 30, 2003 were limited to $1247, related parties have indicated a willingness at the present time to continue to pay operating expenses and advance funds to pay legal and accounting fees. The Company therefore believes that it can continue as a going concern in the near term. These related parties are not obligated to pay Company operating costs, and therefore, no assurances can be given that they will continue to do so. If these related parties cease to advance money to pay these operating costs, the Company may have to cease operations and liquidate.

Our ability to continue to operate in the future depends on us being able to build our first operating facility. We estimate it will cost approximately $1 million to cover payables, build the first facility, begin the development of operating activities and deal with potential claimants. This estimate includes $350,000 for facility construction, $110,000 for cattle, $36,000 for payables (excluding shareholder loans and accrued executive salaries), $80,000 for salaries, consumables and other operating expenses until the facility begins to generate cash flow, and $250,000 for contingencies and the development of operating activities. The remaining $190,000 constitutes a reserve for any shortfalls in our estimation process or any unforeseen contingencies.

Management recognizes that to generate long-term cash flow, we need to develop operating activities. We need to build and begin operating the first bio-fuel and beef facility to create cash flow and to demonstrate to potential operators, lenders and investors that the technology works as described. Prospective operators and those who will approve the financing for the construction of subsequent facilities want to see a profitable facility in operation before they commit themselves.

Until we have arranged financing, limited operating activities are planned. In the absence of operating activities, our cash general and administrative expenses for the next 12 months are expected to be less than $100 per month, exclusive of executive compensation, which is deferred, and professional fees for legal and accounting services.

Shortly after year end June 30, 2003, our wholly owned subsidiary, Hybrid Fuels (Canada) Inc., borrowed sufficient money from several shareholders and made an arrangement with Team Steel Building Systems, of Edmonton Alberta, to commence clearing, compacting and other preparatory work needed to prepare the site for the first facility. In addition, Team Steel has agreed to provide the credit to complete the foundations and construct the facility. This first facility is to be built at Oyama, on approximately six acres of farmland just north of Kelowna, British Columbia. This location provides the company supervisory ability and site control. Upon completion of construction, we anticipate being able to arrange lease financing in order to pay the construction costs. We anticipate that having a facility operating will make it possible to raise the funds necessary to develop operations through either borrowing or through the sale of securities through a private placement. This statement is not an offer of securities or a solicitation of an offer to buy securities. Any offering and sale of our securities in the United States will be accomplished only by registration under the Securities Act of 1933 or, absent registration, pursuant to an applicable exemption from the registration requirement. Any placements will be made only to investors with pre-existing contacts with Hybrid Fuels and its authorized representatives.


================================================================================
Page-21-

Plan of Operation Assuming Adequate Capital Raised

The discussion in this section assumes that we will succeed in raising the approximately $1 million that will be used to place our first facility in service. The major goal of placing the first facility in service is to demonstrate the economic feasibility of the system. Once this first facility is operating, we expect to use it as a demonstration and training facility and to earn revenue from its operation. Assuming that it will be necessary to pay market price for grain, bedding and other supplies and that we will receive no more than market price for the finished animals, our projections indicate that the facility should generate sufficient revenue to pay all of our operating costs, plus a small surplus which may be used toward development of operating activities. The financial institutions that have expressed interest in financing subsequent facilities want to see this first facility generate sufficient cash flow to pay all operating costs and debt service. We anticipate that the facility will show sufficient cash flow to make it possible for us to get approval for financing subsequent facilities.

An operating facility includes the barn, the ethanol making equipment, the bio-furnace or gasifier, "Greener Pastures" grass growing system, and the right to use the proprietary information and technology, as more fully described under "Proposed Facilities" on page 7 above. The cost of building this facility is anticipated to be approximately $350,000. Approximately $220,000 of this cost is for foundations and flooring, buildings, the gasifier, the ethanol making equipment, tanks and machinery. Soft costs, for such items as permits, engineering and other professional fees, survey and layout, site preparation, delivery of buildings and materials, rentals, small tools and miscellaneous, are estimated at $60,000. We estimate we will spend approximately $70,000 for construction labor and supervision.

Once financing is arranged and we have finalized our lease, we anticipate it will take approximately two to three months to construct the facility. Foundations and flooring are expected to take approximately two weeks and the erection of the buildings are expected take another two weeks to four weeks, depending on the availability of construction personnel. Once the buildings are finished, the installation of the gasifier, pens, feed bunks and ethanol making equipment are expected to take another month. Our plan then provides up to another two months for any delays, initial start-up and testing, for a total of up to four months from beginning construction until the facility is fully operational.

We have designed the barn to accommodate 200 head of cattle. As we near the end of testing the facility, we plan to begin the finishing operation for the cattle, with an initial group of 20 to 25 cattle. The finishing operation is designed to function on a staggered basis, so that every two weeks (initially) we will bring in an additional 20 to 25 cattle. We will sell the cattle on the same staggered basis as they complete the finishing process. As we gain experience with the facility, we intend to bring cattle in 40 to 50 at a time on three to five week intervals to take maximum advantage of the size of the trucks used to transport the cattle.

The cattle will begin the finishing operation in quieting pens where they spend approximately two weeks being transitioned from their prior diet to the wet distillers grains diet. After completing the diet transition, the cattle are moved into the barn, where, on average, they will spend approximately 100 days being fed the finishing diet. At the end of the finishing operation, our plans for this demonstration facility call for the cattle to be sold at auction. As one group of cattle is sold, another takes its place, as both the finishing operation and our staggered acquisition scheme are scheduled to take approximately three to four months, depending on how long the finishing takes. As a result of using this staggered acquisition scheme, we will not run the facility at full capacity until approximately four months have passed from the facility becoming operational. As a result the cattle we begin selling
================================================================================
Page-22-

during the fourth month, which will generate our initial revenues, will bear a disproportionate amount of fixed costs compared to cattle sold beginning in the eighth month. We believe, however, that at the end of the fourth month, when we sell the first group of finished cattle, we will have an initial set of data with which to prepare pro forma information for purposes of estimating cash flows to prospective financiers of future facilities, rather than having to wait until the end of the eighth month, to present this information.

We plan to add, on average, between 400 and 500 pounds per head during the finishing operation. The weight per head when we acquire the cattle will vary, principally due to the time of year when the cattle are acquired (most calves are born in the spring and are ready to be sold as feeder cattle seven months to a year later. Generally speaking, the older they are, the more they weigh. One of our fundamental assumptions is that the facility will have the potential to break even if we can sell finished cattle at prices per pound that are less than the prices per pound at which we purchase them. Generally in the cattle industry feeder cattle sell at a higher price per pound than finished cattle. The increase in weight during the finishing operation provides the potential for generating a profit or at least breaking even when selling finished cattle at a lower price per pound. For example, assume we purchase a 600-pound animal for $0.90 per pound, or $540, that we finish to 1000 pounds and sell at $0.85 per pound, or $850. The $310 difference between our purchase price and the sale price would have to cover the consumables purchased to prepare wet distillers grains for the animal and a pro rata share of the facility's operating costs, including debt service. At this time we do not have financial data to support the breakeven pricing spread for the facility. Developing this relationship between the facility's cost structure and tolerable price differentials will provide critical information for prospective financiers of future facilities.

We expect that as sale prices move close to or exceed purchase prices, the facility's cattle finishing operation will make a profit. Cattle prices are volatile, however, so there is a distinct risk that sale prices for finished cattle could be below the pricing threshold, resulting in a loss on cattle finishing. The greater the price spread, the more important ethanol sales become to the overall profitability of the facility. Farmers with integrated operations who grow their own consumables could have greater price flexibility on the cattle finishing operation if their cost of producing the consumables is less than the market price for consumables. We do not plan to have an integrated operation at the first facility, so we will have to pay market prices for our consumables.

We do not plan to sell the ethanol produced by the first facility during at least the first two to three months of its operation. We have discussed with a local owner of a sawmill and trucking company giving him the ethanol for this two- to three-month period, with a view toward charging him in the future once he has determined that he can use the ethanol economically without harm to his equipment. Once the ethanol plant is at full capacity, we project that the plant will produce approximately 240 US gallons of ethanol per day, which could be sold at market prices slightly below the price of the diesel fuel with which it will be blended. The price of ethanol will vary, usually in tandem with the price of diesel. Assuming a price of $0.70 per gallon for ethanol, monthly sales of ethanol would be approximately $5,000.

Once we have operated the facility for four months, we believe that the actual financial results for the finishing operation and ethanol sales will provide us with the data needed to prepare pro forma financial information assessing the economic feasibility of the facility. If the data establishes the economic feasibility of the facility, we will then be able to implement our business plan, which is based on identifying third parties who will work with us to construct and operate their own facilities. If our assumptions prove wrong or we encounter unforeseen obstacles, our ability to demonstrate the facility's economic feasibility may be delayed, or, in the worst case, we may not be able to establish the economic feasibility of the facility and may have to abandon
================================================================================
Page-23-

the business and liquidate the company.

Plan of Operation Assuming Establishment of Facility Feasibility

The discussion in this section assumes that we will succeed both in raising the approximately $1 million that will be used to place our first facility in service and in demonstrating the economic feasibility of the facility. Once these milestones are achieved, we intend to have others build, own and operate additional facilities, while we earn revenues from a variety of sources related to the facilities.

We plan to earn revenue from:

1.operating the demonstration facility we build and own;
2.profit on the sale of subsequent facilities;
3. the lease of the column and spinner to each operator;
4.the royalties and service fees that each operator will pay;
5.the purchase of the ethanol mixture from the operator at 80 % of wholesale value and the sale to distributors or end-users;
6.an incentive from premiums from marketing the finished animals.

Once we have established the economic feasibility of our demonstration facility, we intend to operate it and earn revenue from the sale of cattle and ethanol.

We intend to license our technology and provide our expertise to third parties that want to construct facilities. We expect to earn a profit and recognize revenue on the sale of each facility. We plan to charge fees in connection with the sale of each facility, based on the value to the operator of having us organize and supervise the construction of the facility and train the operator. We expect the fees from the sale of the facilities to be sufficient to cover all of the operating costs we will incur in qualifying candidates, training operators, supervising construction and start-up, etc., until royalties are received. It should be recognized that once the first facility is operational that may lead to modificaions of the planned methods of operation.

To date, we have received applications from more than 50 farmers who have expressed interest in constructing a facility. We are currently developing a screening process to select suitable candidates, and we expect to assist them in obtaining financing for facility construction. Once we have demonstrated our demonstration facility's economic feasibility for purposes of obtaining financing of subsequent facilities, we expect to have selected four operators. After operators have been selected and have qualified for financing, we plan to train them and assist in constructing facilities.

We intend to lease to the operators, on a permanent basis, the separation column, which is used to distill the ethanol, and the spinner, which is used to separate the mash from the water after the fermentation process. These two items are integral parts of the facilities, and leasing them is designed to protect the secrecy of these most vital pieces of the technology. The lease payments will generate revenue for us and will be payable monthly in amounts yet to be finalized.

We plan to charge a royalty for the use of the trade secrets and proprietary information. The royalty, which is expected to be $2500US per month, per facility, based on the projected benefits of the use of trade secrets to the operator, will begin when each facility begins operation. Incentives in the form of reduced royalties may be offered to the first 10 to 20 operators who make early commitments to purchase facilities.

We also expect to charge each operator service fees to cover the cost of ongoing training, service, technical support, and quality control. We expect these fees to be in the $150 to $250 per month range.

================================================================================
Page-24-

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

We expect that many of these operators will require assistance to obtain financing in order to construct a facility. We have had preliminary discussions with CIBC, Scotiabank, Leaseline, Dominion Leasing and a Swiss broker with connections to several European "ECO" funds, all of whom have expressed interest in providing financing. We have been told that our project should qualify if we can demonstrate the economic viability of the operation. Once the first facility is operating the plan is for the Swiss broker to arrange to have the appropriate representatives of these ECO funds inspect the facility and if it qualifies, to use them as a source of financing for facility construction, thereby permitting us to expand our operations.

Operating Results for the year ended June 30, 2003

The loss for the year ended June 30, 2003, was $253,935 compared to $167,850, for the comparable period the previous year. The increase was made up of $78,000 in legal, accounting and management expenses and $10,000 for consulting services, all of which were paid for by the issuance of restricted stock. The loss also includes deferred salary for the President of $72,000 and imputed interest of $68,733. Imputed interest is interest that is imputed on non-interest bearing amounts such as deferred executive compensation or amounts that are advanced to, or paid on behalf of the Company. Executive compensation shown is the salary for the President, which is deferred until funds are available to pay his salary.

Liquidity and capital resources
At June 30, 2003 the Company had sufficient cash reserves to pay all of our ordinary operating expenses for the subsequent 12 months, with the exception of professional fees. Related parties have agreed to pay those professional fees but are not obligated to do so. During the last fiscal year, related parties have loaned approximately $2,000 to the Company to pay professional fees and other operating expenses. As we begin to develop operating activities, we will require increased cash resources, which we intend to raise through borrowing based on the anticipated performance of the first operating facility. If there is no other source of funds to pay operating expenses the Company may sell more shares.

Recent Accounting Pronouncements
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial
================================================================================
Page-25-

instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation. In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this standard did not have a material effect on the Company's results of operations or financial position. FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

































================================================================================
Page-26-

Hybrid Fuels, Inc.
(A Development Stage Company)
June 30, 2003










Item 7. FINANCIAL STATEMENTS
Index to Consolidated Financial Statements



Report of Independent Auditors...........................................F-1
Consolidated Balance Sheets..............................................F-2
Consolidated Statements of Operations....................................F-3
Consolidated Statements of Cash Flows....................................F-4
Consolidated Statements of Stockholders' Deficit.........................F-5
Notes to Consolidated Financial Statements...............................F-7







































================================================================================
                                        F-1
                            INDEPENDENT AUDITORS' REPORT

To the Stockholders Hybrid Fuels, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Hybrid Fuels, Inc. (A Development Stage Company) as of June 30, 2003 and 2002 and the related statements of operations, stockholders' deficit and cash flows accumulated for the period from February 16, 1960 (Date of Inception) to June 30, 2003 and the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Hybrid Fuels, Inc. (A Development Stage Company), as of June 30, 2003 and 2002, and the results of its operations and its cash flows accumulated for the period from February 16, 1960 (Date of Inception) to June 30, 2003 and the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues and has accumulated losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ "Manning Elliott"


CHARTERED ACCOUNTANTS
Vancouver, Canada
September 24, 2003
















================================================================================
                                        F-2
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

                                               June 30, 2003      June 30, 2002
                                                      $                  $
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                   1,247              1,796
--------------------------------------------------------------------------------
Total Assets                                           1,247              1,796
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                      35,695             20,458
Accrued liabilities                                   12,500              3,907
Note payable (Note 3)                                 37,106             33,638
Shareholder loans payable (Note 4(a))                201,305            199,635
Amounts owing to a Director (Note 4(b))              290,701            218,699
--------------------------------------------------------------------------------
                                                     577,307            476,337
--------------------------------------------------------------------------------
Redeemable and Restricted Common Stock (Note 6 (c))  223,000            223,000
--------------------------------------------------------------------------------
Contingencies and Commitments (Notes 1 and 6)
Stockholders' Deficit
Common Stock: $0.001 par value; 50,000,000 shares
authorized; 21,950,600 and 21,300,600 shares are
issued and outstanding respectively                   21,950             21,300
Additional Paid-in Capital                           414,385            331,352
Donated Capital (Notes 4 (a) and (b))                243,602            174,869
Deficit Accumulated During the Development Stage  (1,478,997)        (1,225,062)
Total Stockholders' Deficit                         (799,060)          (697,541)
Total Liabilities and Stockholders' Deficit            1,247              1,796





























================================================================================
                                        F-3

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

                                Accumulated from
                                February 16, 1960         Years Ended
                                (Date of Inception)    June 30,        June 30,
                                to June 30, 2003           2003            2002
                                                            $               $
--------------------------------------------------------------------------------
Revenue                                    -                -               -
--------------------------------------------------------------------------------
Expenses
Assets written-off                       255,512            -               -
Consulting fees                           94,520          88,000          6,520
Executive compensation (Note 4(b))       288,000          72,000         72,000
Filing and regulatory fees                18,644           1,014          2,100
General and administration                63,340           3,665            726
Imputed interest (Note 4)                243,602          68,733         58,932
Interest                                   9,940           5,089          2,722
Investor relations                        16,698            -              -
Other compensation (Note 6(b))           243,463            -              -
Professional fees                        180,143          14,885         23,890
Rent and telephone                        43,142             544            676
Research and development                   8,000            -              -
Travel and promotion                      13,993               5            284
--------------------------------------------------------------------------------
                                       1,478,997         253,935        167,850
--------------------------------------------------------------------------------
Net Loss                              (1,478,997)       (253,995)      (167,850)
--------------------------------------------------------------------------------
Net Loss Per Share                                         (0.01)         (0.01)
--------------------------------------------------------------------------------
Weighted Average Shares Outstanding                   21,600,000     20,962,000

(Diluted loss per share has not been presented as the result is anti-dilutive)



























================================================================================
                                        F-4
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                Accumulated from          Years Ended
                                February 16, 1960      June 30,        June 30,
                                (Date of Inception)        2003            2002
                                to June 30, 2003            $               $
--------------------------------------------------------------------------------
Cash Flows To Operating Activities
Net loss                              (1,478,997)       (253,935)      (167,850)
--------------------------------------------------------------------------------
Adjustments to reconcile net loss to net cash
Common shares issued for services         95,000          78,000           -
Deferred executive compensation          288,000          72,000         72,000
Other adjustment                            (502)           -              -
Imputed interest                         243,602          68,733         58,932
Assets written-off                       255,512            -              -
Change in operating assets and liabilities
Accounts payable and accrued liabilities  48,195          23,830         (5,442)
--------------------------------------------------------------------------------
Net Cash Used In Operating Activities   (549,190)        (11,372)       (42,360)
Cash Flows To Investing Activities
Deposit and advances                    (255,512)           -              -
Net Cash Used By Investing Activities   (255,512)           -              -
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
Proceeds from issuance of note payable    33,638            -              -
Proceeds from advances                   134,468            -            15,000
Advances from a director                   2,699            -            (5,412)
Proceeds from shareholder loans          201,307           1,672          3,380
Proceeds from issuance of
restricted common stock                  223,000            -              -
Proceeds from issuance of common stock   207,369           5,683         31,186
--------------------------------------------------------------------------------
Net Cash Provided By
Financing Activities                     802,481           7,355         44,154
--------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash    3,468           3,468           -
--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash            1,247            (549)         1,794
--------------------------------------------------------------------------------
Cash - Beginning of Period                  -              1,796              2
--------------------------------------------------------------------------------
Cash - End of Period                       1,247           1,247          1,796
--------------------------------------------------------------------------------
Non-Cash Financing Activities
Common shares issued for services        105,000            -             5,000
Common shares issued to settle debt      134,468          78,000         10,000
--------------------------------------------------------------------------------
Supplemental Disclosures
Interest paid                               -               -              -
Income taxes paid                           -               -              -

(The Accompanying Notes are an Integral Part of the Financial Statements)









================================================================================
                                        F-5
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
Accumulated from February 16, 1960 (Date of Inception) June 30, 2003
                                                               Deficit
                                                               Accumulated
                           # of            Additional          During the
                           Shares          Paid-in   Donated   Development
                       Issued and  Par     Capital   Capital   Stage
                       Outstanding Value                                   Total
                                    $        $         $         $          $
--------------------------------------------------------------------------------
Cumulative from February 16, 1960
(Date of Inception)to June 30, 1997
                       15,000,000  15,000   3,398      -      (18,398)      -
--------------------------------------------------------------------------------
Shares returned to treasury for cancellation
                      (12,000,000)(12,000) 12,000      -         -          -
--------------------------------------------------------------------------------
Shares issued to effect a reverse merger
                       12,000,000  12,000 (12,000)     -         -          -
Net loss for the year        -       -       -         -      (93,633)  (93,633)
--------------------------------------------------------------------------------
Balance at June 30, 1998
                       15,000,000  15,000   3,398      -     (112,031)  (93,633)
Issuance of 1,900,000 shares
                        1,900,000   1,900  (1,900)     -         -         -
Issuance of shares for cash
                           23,600      24  13,576      -         -       13,600
Imputed Interest             -       -       -       26,000      -       26,000
Net loss for the year        -       -       -         -     (308,377) (308,377)
--------------------------------------------------------------------------------
Balance at June 30, 1999
                       16,923,600  16,924  15,074    26,000  (420,408) (362,410)
Cancellation of shares previously issued
                       (1,900,000) (1,900)  1,900      -         -         -
Issuance of shares for no consideration
                        3,000,000   3,000  (3,000)     -         -         -
Issuance of shares pursuant to a subscription agreement
                        1,500,000   1,500 148,500      -         -      150,000
Imputed Interest             -       -       -       30,735      -       30,735
Net loss for the year        -       -       -         -     (324,144) (324,144)
--------------------------------------------------------------------------------
Balance at June 30, 2000
                       19,523,600  19,524 162,474    56,735  (744,552) (505,819)
Issuance of shares to settle debt
                        1,100,000   1,100 123,368      -         -      124,468
Imputed interest             -       -       -       59,202      -       59,202
Net loss for the year        -       -       -         -     (312,660) (312,660)
--------------------------------------------------------------------------------
Balance at June 30, 2001
                       20,623,600  20,624 285,242   115,937 (1,057,212)(634,809)
Issuance of shares to settle debt
                          200,000     200   9,800      -          -      10,000
Issuance of shares for services
                          100,000     100   4,900      -          -       5,000
Issuance of shares for cash
                          377,000     376  30,810      -          -      31,186
Imputed interest             -       -       -       58,932       -      58,932
Net loss for the year        -       -       -         -      (167,850)(167,850)
--------------------------------------------------------------------------------



================================================================================
                                        F-6
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
Accumulated from February 16, 1960 (Date of Inception) June 30, 2003
(con't)

Balance at June 30, 2002
                       21,300,600  21,300 331,352   174,869 (1,225,062)(697,541)
Issuance of shares to settle debt
                          600,000     600  77,400      -          -      78,000
Issuance of shares for cash
                           50,000      50   5,633      -          -       5,683
Imputed interest             -       -       -       68,733       -      68,733
Net loss for the year        -       -       -         -      (253,935)(253,935)
--------------------------------------------------------------------------------
Balance at June 30, 2003
                       21,950,600  21,950 414,385   243,602 (1,478,997)(799,060)















































================================================================================
                                        F-7


1.	Nature of Operations and Continuance of Business

The Company was originally incorporated in the State of Florida on February 16, 1960. After a number of name changes the Company changed its name to Polo Equities, Inc. on June 3, 1993. Prior to May 1998 the Company had no business operations.

In May 1998, the Company formed a corporation under the name Polo Equities, Inc., (Polo) (a Nevada corporation), with authorized capital of 50,000,000 common shares of $.001 par value. The two companies then merged pursuant to Articles of Merger adopted May 28, 1998 and which were filed with the State of Nevada on June 10, 1998. Also pursuant to the merger the Company changed its domicile to the State of Nevada.

On May 28, 1998, the Company acquired, by issuing 12,000,000 shares, Hybrid Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. gained control of Polo Equities Inc., which changed its name to Hybrid Fuels, Inc. All historical financial statements are those of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. As part of the acquisition, three shareholders holding 12,000,000 previously issued shares returned their shares for cancellation. For accounting purposes the acquisition was treated as a reverse merger business purchase of Polo Equities Inc. by Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. On May 29, 1998 the Company changed its name to Hybrid Fuels, Inc., herein "the Company". On June 10, 1998 the Company began trading on the OTC Bulletin Board under the symbol "HRID" and in December 1999 was moved to the "Pink Sheets".

Pursuant to the above acquisition, the Company acquired a number of proprietary technologies with the primary objective of the business being to build small farm scale ethanol facilities, which involves a number of proprietary technologies exclusively owned by the Company. Hybrid fuel reduces particulate emissions without reduction in power when used in an unaltered diesel engine.

The Company is a development stage company with management devoting most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At June 30, 2003, the Company had a working capital deficit of $576,060 and an accumulated deficit of $1,478,997. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company will need to rely on the forbearance of some creditors and related parties have agreed to continue to fund working capital as needed. The Company has entered into discussions with third parties to directly finance a facility in which the Company will then commence with its business plan.


2.	Summary of Significant Accounting Policies
(a)     Consolidated Financial Statements
These consolidated financial statements represent the consolidation of the Company and its wholly owned subsidiary, Hybrid Fuels (Canada) Inc.

(b)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.


================================================================================
                                        F-8
2. Summary of Significant Accounting Policies (continued)

(c)     Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.


(d)     Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive.

(e)     Foreign Currency Translation
The Company's functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(f)     Comprehensive Loss
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2003, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(g)     Financial Instruments
The fair values of cash and equivalents, accounts payable and accrued liabilities, note payable, and amounts due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

(h)     Income Taxes
Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.







================================================================================
                                        F-9
2. Summary of Significant Accounting Policies (continued)

(i)     Stock-Based Compensation
The Company has elected to apply the intrinsic value principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 "Accounting for Stock-Based Compensation" and are recognized as compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable.

(j)     Recent Accounting Pronouncements
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

================================================================================
                                        F-10
2. Summary of Significant Accounting Policies (j)(continued)

FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

3.	Note Payable
On September 15, 2000, the Company issued a note for $50,000 CND ($33,638 US) payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. Interest expense of $3,138 has been accrued for the year ended June 30, 2003. The note payable was $37,106 after translation into US dollars at year end. The Company incurred a foreign currency translation loss of $3,468 that was charged to operations. Accrued interest from September 15, 2000 of $7,989 is included in accounts payable as of June 30, 2003.

4.      Related Party Transactions/Balances

(a)	The controlling shareholder is owed $197,115 for payment of rent, office expenses and professional fees on behalf of the Company. Amounts owing are unsecured, non-interest bearing, with no specific terms of repayment. For the year ended June 30, 2003 this major shareholder paid $2,097 of expenses on behalf of the Company. Imputed interest of $29,365 (2002 - $29,731), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

(b)	The President who is also a Director of the Company has paid office and related expenses from personal funds in the amount of $16,486 of which $13,785 has been reimbursed with cash. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $290,701 at June 30, 2003. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $39,368 (2002 - $29,201), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

(c)	On January 23, 2003, pursuant to a Directors resolution, a total of
600,000 shares were issued to officers who are also Directors of the Company to settle debt of $78,000 owing as of Decmber 31, 2002 for management, legal and accounting services rendered to the Company.

5.	Common Shares
(a) During the year ended June 30, 2003, 40,000 shares were issued for cash of $3,793 at an average price of $0.095 per share and 10,000 shares were issued for cash of $1,890 at an average price of $0.19 per share.

(b) On January 23, 2003, 600,000 shares were issued to settle debt referred to in note 4(c).

(c) During fiscal 2002 a total of 377,000 shares were issued for cash of $31,185 at an average price of $0.08 per share.

6.	Commitments and Contingencies
Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action as follows:

(a)	On August 4, 1998 and March 23, 1999, the Company's former Board of
Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability that may incur arising out of the cancellation of such


================================================================================
                                        F-11

6.	Commitments and Contingencies (a)(continued)


shares. The transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totalling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by subsequent shareholders. To date when these shares are delivered to a broker for possible resale the broker phones the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included, as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as the former administration has failed to provide addresses despite a number of requests.


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


(c)	Between October 1998 and June 1999, the previous administration sold a total of 361,120 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum ("Offering") that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. The current administration has concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. To date, 23 subscribers, have, pursuant to this offer received 232,753 shares, representing $158,000. These shares are issued but not considered outstanding. The remaining 11 subscribers, who paid $65,000 for 128,367 shares, have not responded to the offer. These subscriptions are recorded as redeemable and restricted common shares until rescission rights have been revoked.

7.	Income Tax
Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $704,000 since inception on February 25, 1960. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The components of the net deferred tax asset at June 30, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:




================================================================================
                                        F-12
7.	Income Tax (con't)

                                              2003                2002
                                               $                   $
--------------------------------------------------------------------------------
Net Operating Loss                          113,000              37,000
Statutory Tax Rate                               34%                34%
Effective Tax Rate                             -                   -
Deferred Tax Asset                           38,420              12,580
Valuation Allowance                         (38,420)            (12,580)
Net Deferred Tax Asset                         -                   -
--------------------------------------------------------------------------------


8.	Subsequent Event
Services provided to the Company during the fiscal year ended June 30, 2003 with a fair value of $10,000 were settled by the issuance of 40,000 common shares subsequent to year end.














































================================================================================
Page-39-

ITEM  8.  CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS

During the Company's two fiscal years ended June 30, 2002 and 2003, and any subsequent interim period, there were no "reportable events" requiring disclosure pursuant to Item 304 of Regulation S-B.

PART III

ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following table sets forth as of June 30, 2003, the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

NAME            AGE     POSITION                    DIRECTOR OR OFFICER SINCE

Clay Larson     62     President and Director,           June 28, 1999

John Morrison   69     Director, Secretary and           August 6, 2000,
                       Chief Financial Officer,

Gordon Colledge 59     Director and Vice-President.      September 26, 2000

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

Gordon Colledge
Gordon Colledge was appointed a Director and Vice-President on September 26, 2000. Mr. Colledge attended the University of Lethbridge and is currently taking courses at the University of Great Falls in Montana. During the last five years, he has been a contract instructor in Family Studies at the Lethbridge Community College and an international conference keynote speaker and workshop facilitator. In addition to teaching, Mr. Colledge, along with his wife, operate two privately held, family owned companies: Advance Communications Ltd. and Adcomm Research Ltd., both of which are involved in educational workshops, family mediation and succession planning for small businesses.
Gordon has earned an international Teaching Excellence Award from the University of Texas at Austin. He has worked with dozens of towns and communities in Western Canada on community development projects through WESTARC, an applied research group at the University of Brandon, Manitoba. An expert in communication, Mr. Colledge was also assigned to work with farm and ranch
================================================================================
Page-40-
families and has earned recognition on the Premier's Council in Alberta for his support of those families. Mr. Colledge knows the value of cost effective ranching and farming.

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

ITEM  10.  EXECUTIVE  COMPENSATION.

Mr. Larson, the Company's President and a Director, began accruing salary in the amount of $6,000 per month as of July 1, 1999, which is being deferred until such time as the Company has adequate funds to pay compensation. The Company also agreed to pay John Morrison $150.00 per hour for work he does for the Company. As at June 30, 2001, the Company issued 200,000 restricted shares to Mr. Morrison for services rendered to year end. During January 2003, the Company issued 600,000 restricted shares to three officers who are also directors for legal, accounting and management services rendered to the Company. These services were valued at $78,000.00. At the present time, the Company does not have any other compensation agreements or plans with any other officers and directors of the Company. The Company does intend to enter into such agreements in the future when resources allow.

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

                         SUMMARY COMPENSATION TABLE
               Annual compensation               Long term compensation
-----------------------------------------------------------------------------
                              Other   Restricted Securities   LTIP    All
                              Annual    stock    underlying   payouts other
Name &      Year Salary Bonus Compen-   awards   options/SARs  ($)    Compen-
Principal   ($)  ($)          sation($)  ($)        (#)               sation
Position
-----------------------------------------------------------------------------
Clay Larson 2003 72,000 -0-    -0-      -0-         -0-        -0-     -0-
            2002 72,000 -0-    -0-      -0-         -0-        -0-     -0-
President,  2001 72,000 -0-    -0-      -0-         -0-        -0-     -0-
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









================================================================================
Page-41-

ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT;

CHANGES IN CONTROL

The following table sets forth as of June 30, 2003, the name and the number of shares of the Registrant's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 21,990,600 issued and outstanding shares (see Consolidated Statement of Shareholders Equity in Financial Statements) of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title  of   Name and Address of     Amount and Nature of     Percentage of
Class       Beneficial Owner        Beneficial Ownership     Class
-------------------------------------------------------------------------
Common      Donald  Craig                    1,850,000               7.97%
            12650 Ponderosa Road
            Winfield, B.C. V4V 2G8

Common      Clay  Larson  (1)                1,200,000               5.46%
            740  Westpoint  Crt.
            Kelowna,  B.C. V1W 2Z4

Common      John Morrison (1)                  500,000               2.27%
            439 Viewcrest Dr.,
            Kelowna, B.C.
            V1W 4K1

Common      Gordon Colledge (1)                412,000               1.82%
            2213 27th Avenue
            Lethbridge, AB
            T1K 6K4

Common      Auchengrey Ltd.                   2,000,000               9.1%
            Diane Smith,
            PO Box 3321,
            Tortula, BVI.

Common      Killaloe Ltd.                     2,000,000                9.1%
Don Murray,
Drake Chambers,
Tortula, BVI

--------------------------------------------------------------------------------
Common      Total Officers and Directors
            as a  Group (3 Persons)           2,112,000              10.06%
--------------------------------------------------------------------------------

(1)  Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of the Company.











================================================================================
Page-42-

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

The Company utilizes office space provided by the President of the Company at no charge.

In 1998, Donald Craig, who owns more that 5% of the issued shares of the Company, loaned $499,059 to the Company, of which $365,590 was repaid in cash. He also paid expenses and loaned money to the Company of $62,786, with the result that the Company owed him $196,255 as of June 30, 2001. The loan is non-interest bearing, payable on demand with no fixed terms of repayment. Imputed interest is calculated at 15% to reflect the risk of the loan and that interest is charged to operations and treated as donated capital. During 2002 other shareholders loaned $3,380 to the Company to pay operating expenses, increasing all shareholders loans to $199,635.

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

(b)Reports on Form 8-K.
None

(c) Exhibit No.
3.1 Articles of Incorporation (1)
      3.2 Bylaws (1)
      4.1 Specimen stock certificate. (2)
21   List of Subsidiaries

(1)Exhibits Incorporated by reference from the Company's Form 10SB filed with the SEC on February 7, 2000.

(2)Incorporated by reference from the Company's Form 10-QSB filed with the SEC on May 14, 2001.

ITEM  14.  CONTROL AND PROCEDURES

Within 90 days prior to the filing of this Form 10KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13-14. Based upon that evluation, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material informtion relating to the Company required to be included in this Form 10KSB.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect the internal controls ubsequet to the date the Company carried out its evaluation.





================================================================================
Page-43-
                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this statement to be signed on its behalf, by the undersigned; thereunto duly authorized.

Hybrid Fuels, Inc.

Date: September 26, 2003.

By: /s/ Clay Larson                        By: /s/ John Morrison
---------------------                      ------------------------
Director, President & CEO                  Director & CFO



















































================================================================================
Page-44-
CERTIFICATIONS

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

September 26, 2003                           /s/ Clay Larson
                                --------------------------------------
                                           Clay Larson
                                Chief Executive Officer and President
                                (Principal Executive Officer)
================================================================================
Page-45- CERTIFICATIONS (continued)

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

September 26, 2003                                   /s/ John Morrison
                                          --------------------------------------
                                                   John Morrison
                                               Chief Financial Officer
                                            (Principal Financial Officer)
================================================================================
Page-46-
Exhibit 21

List of Subsidiaries

Hybrid Fuels USA Inc.,
Hybrid Fuels (Canada) Inc.


























































================================================================================