Form 10KSB/A
period 2003-06-30
HYBRID FUELS INC
filed 2003-10-14
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                ___________________

                                    FORM 10-KSB/A


                 [X] AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

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

List of Subsidiaries

Hybrid Fuels USA Inc.,
Hybrid Fuels (Canada) Inc.


























































================================================================================
Page-47-

EXHIBIT 32.1

                                  CERTIFICATION

By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Hybrid Fuels Inc.

         Signed this 26th day of September, 2003.

By: /s/ Clay Larson                               By: /s/John Morrison
--------------------------------              ----------------------------------
        Clay Larson                                      John Morrison
Chief Executive Officer and President            Chief Financial Officer
(Principal Executive Officer)                    (Principal Financial Officer)

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Hybrid Fuels Inc. and will be retained by Hybrid Fuels Inc. and furnished to the Securities and Exchange Commission or its staff upon request.





































================================================================================