Form 10QSB
period 2003-09-30
HYBRID FUELS INC
filed 2003-11-14
CIK 1104200

__________________________________________

                 UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                  ________________

                                    FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 2003

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                 For the Transition Period From _______ to _______

                                ___________________

                           Commission File Number 0-29351

                                 HYBRID FUELS, INC.
               (Exact name of registrant as specified in its charter)

               NEVADA                                       880384399
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

Yes  [X]              No  []

The number of shares outstanding of the registrant's common stock as of November 10, 2003 was 22,013,100.

The number of shares issued of the registrant's common stock as of November 10, 2003 was 22,245,853.

Transitional Small Business Disclosure Format (Check one): Yes[]         No [X]















================================================================================
                                 HYBRID FUELS, INC.

                                  FORM 10-QSB

                      For the quarter ended September 30, 2003


INDEX

1) Part I - Financial Information                                   Page
            Item 1. Consolidated Financial Statements
             Consolidate Balance Sheet as of March 31, 2003         F-3

             Consolidated Statements of operations for the
             three months and nine months ended March 31, 2003
             and 2002                                               F-4

             Consolidated Statements of cash flows for the nine
             months ended March 31, 2003 and 2002                   F-5

             Notes to the Consolidated Financial Statements         F-6


             Item 2.   Management's Discussion and Analysis or
                       Plan of Operation                            11

2) Part II - Other Information                                      18

             Signatures                                             18
             Certification                                          19



































================================================================================
                                        F-3
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets



--------------------------------------------------------------------------------
                                                        Sept 30,      June 30,
                                                           2003         2003
                                                       (Unaudited)   (Audited)
                                                            $            $
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash                                                          896          1,247
-------------------------------------------------------------------------------
Total Assets                                                  896         1,247
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                           34,929        35,695
Accrued liabilities                                         2,500        12,500
Note payable (Note 3)                                      37,106        37,106
Shareholder loan payable (Note 4(a))                      203,561       201,305
Amounts owing to a Director (Note 4(b))                   308,701       290,701
--------------------------------------------------------------------------------
                                                          586,797       577,307
--------------------------------------------------------------------------------
Redeemable & Restricted Common Shares (Note 6(c))         223,000       223,000
--------------------------------------------------------------------------------
Contingencies & Commitments (Notes 1 & 6)
Stockholders' Deficit
Common Stock (Note 7): $0.001 par value; 50,000,000
shares authorized 22,005,600 and 21,950,600 shares are
issued and outstanding respectively                        22,005        21,950
Additional Paid-in Capital                                428,080       414,385
Donated Capital-Imputed Interest (Notes 4(a) and (b))   262,678       243,602
Deficit Accumulated During the Development Stage       (1,521,664)   (1,478,997)
--------------------------------------------------------------------------------
Total Stockholders' Deficit                              (808,901)     (799,060)
Total Liabilities and Stockholders' Deficit                   896         1,247
--------------------------------------------------------------------------------


Nature of Operations and Continuance of Business (Note 1)
Other Contingencies  (Note 6)

(See Accompanying Notes to the Consolidated Financial Statements)
















================================================================================
                                        F-4
Hybrid Fuels, Inc.
(A Development Stage Company
Consolidated Statements of Operations
(unaudited)


                           Accumulated from
                           February 26, 1960    Three Months     Three Months
                           (Date of Inception)    Ended            Ended
                           to September 30,     September 30,    September 30,
                                 2003              2003             2002
                                  $                 $                $
--------------------------------------------------------------------------------
Revenue                           -                 -                -
--------------------------------------------------------------------------------
Expenses
Consulting fees                     98,270             3,750         -
Deposits & Advances written-off    255,512          -                -
Disputed compensation (Note 6(b))  243,463          -                -
Executive compensation (Note 4(b)) 306,000            18,000          18,000
Filing and regulatory fees          18,704                60             263
General and administration          63,358                18              41
Imputed interest (Notes 4(a) & (b))262,678            19,076          10,846
Interest                            11,038             1,098             770
Investor relations                  16,698          -                -
Professional fees                  180,677               534           1,597
Rent and telephone                  43,273               131             127
Research and development             8,000          -                -
Travel and promotion                13,993          -                      5
--------------------------------------------------------------------------------
                                 1,521,664            42,667          31,649
--------------------------------------------------------------------------------
Net Loss                        (1,521,664)          (42,667)        (31,649)
--------------------------------------------------------------------------------
Net Loss Per Share                                      (.01)           (.01)
--------------------------------------------------------------------------------
Weighted Average Shares Outstanding               21,978,100      21,320,600







(See Accompanying Notes to the Consolidated Financial Statements)



















================================================================================
                                        F-5
Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                 September 30,     September 30,
                                                    2003              2002
                                                      $                 $
--------------------------------------------------------------------------------
Cash Flows To Operating Activities
Net loss                                              (42,667)          (31,649)
--------------------------------------------------------------------------------
Accrued director remuneration                          18,000            18,000
Common shares issued for services                       3,750           -
Imputed interest                                       19,076            10,846
Change in operating assets and liabilities            -                 -
Accounts payable and accrued liabilities                 (766)             (146)
--------------------------------------------------------------------------------
Net Cash Used In Operating Activities                  (2,607)           (2,949)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
Common stock subscribed for                           -                   3,783
Advances from a Director                              -                      19
Proceeds from shareholder loans                         2,256              (630)
--------------------------------------------------------------------------------
Net Cash Provided By Financing Activities               2,256             3,172
--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                          (351)              223
Cash - Beginning of Period                              1,247             1,796
Cash - End of Period                                      896             2,019
--------------------------------------------------------------------------------
Non-Cash Financing Activities
Common shares issued for services                       3,750
Common shares issued to settle debt                    10,000











(See Accompanying Notes to the Consolidated Financial Statements)
















================================================================================
                                        F-6
Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements


1.	Nature of Operations and Continuance of Business The Company was
originally incorporated in the State of Florida on February 16, 1960. After a number of name changes the Company changed its name to Polo Equities, Inc. on June 3, 1993. Prior to May, 1998 the Company had no business operations. In May 1998, the Company caused a Nevada corporation to be formed under the name Polo Equities, Inc., (Polo) (a Nevada corporation), with authorized capital of 50,000,000 common shares of $.001 par value. The two companies then merged pursuant to Articles of Merger adopted May 28, 1998 and filed with the State of Nevada on June 10, 1998, which changed its domicile to Nevada. On May 28, 1998, the Company acquired, by issuing 12,000,000 shares, Hybrid Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. gained control of Polo Equities Inc. which changed its name to Hybrid Fuels, Inc. All historical financial statements are those of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. As part of the acquisition, three shareholders holding 12,000,000 previously issued shares returned their shares for cancellation. For accounting purposes the acquisition was treated as a reverse merger business purchase of Polo Equities Inc. by Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with it. There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger. The Company operates through these two wholly-owned subsidiaries. On May 29, 1998 the Company changed its name to Hybrid Fuels, Inc., herein "the Company". On June 10, 1998 the Company began trading on the OTC Bulletin Board under the symbol "HRID" and in December, 1999 was moved to the "Pink Sheets". Pursuant to the above acquisition, the Company acquired a number of proprietary technologies with the primary objective of the business being to build small scale farm-based ethanol facilities which involves a number of proprietary technologies exclusively owned by the Company. Other proprietary technology involves the use of a modified gasifier furnace, which burns manure and bedding straw. This technology eliminates soil and ground-water contamination and produces most of the energy required for ethanol extraction by supplying heat for fermentation and vaporization. Excess heat from the furnace can be used in such ancillary services as a greenhouse, if desired. Another exclusive proprietary technology is a vegetable based formula which allows diesel and ethanol to emulsify. This hybrid fuel reduces particulate emissions without reduction in power when used in an unaltered diesel engine. The Company is in the development stage. In a development stage company, management devotes most of its activities to investigating business opportunities and further advancing its technologies. Because of a serious working capital deficiency and significant operating losses from inception, there is substantial doubt about the ability of the Company to continue as a going concern. The Company will need to rely on the forbearance of some creditors and related parties have agreed to continue to fund working capital as needed. The Company has entered into discussions with third parties to directly finance a facility in which the Company will then commence with its business plan.

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



================================================================================
                                        F-7
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

    (e) Foreign Currency Translation
        The Company's functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

    (f) Comprehensive Loss
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2003, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

================================================================================
                                        F-8
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

Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 "Accounting for Stock-Based Compensation and are recognized as compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable.

    (j) Interim Financial Statements

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

    (k) Recent Accounting Pronouncements
        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation. In June 2002, FASB issued SFAS No. 146, "Accounting for
================================================================================
                                        F-9
        (k) Recent Accounting Pronouncements (con't)
        Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this standard did not have a material effect on the Company's results of operations or financial position. FASB has also issued SFAS No. 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

3.      Note Payable
        On September 15, 2000, the Company issued a note for $50,000 CND ($33,638 US) payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note pending completion of a financing arrangement. Interest expense of $833 has been accrued for the period ended September 30, 2003. The note payable was $37,106 converted to US dollars at year-end. The Company incurred a foreign currency conversion loss of $3,468 that was charged to operations. Accrued interest from September 15, 2000 of $8,822 is included in accounts payable as of September 30, 2003.

4.      Related Party Transactions/Balances
    (a)	The controlling shareholder is owed $199,371 for payment of rent, office expenses and professional fees on behalf of the Company. Amounts owing are unsecured, non-interest bearing, with no specific terms of repayment. For the period ended September 30, 2003 this major shareholder advanced a further $2,256 to the Company. Imputed interest of $7,500 (2002 - $4,928), calculated at a rate of 15% per annum, was
        charged to operations and treated as donated cap    (b)The President who
        is also a Director of the Company has paid office and related expenses from personal funds in the amount of $16,486 of which $13,785 has been reimbursed with cash. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $308,701 at September 30, 2003. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $11,596 (2002 - $5,918), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

5.     Common Shares
       On September 10, 2003, 40,000 shares were issued to settle a debt of $10,000, and 7,500 shares were issued for services rendered to the company. On September 23, 2003 a further 7,500 shares were issued for services rendered to the company.

6.     Commitments and Contingencies
       Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action as follows:

    (a)On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or
================================================================================
                                        F-10
6.     Commitments and Contingencies  (con't)
       liability that may incur arising out of the cancellation of such shares. The transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totaling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by subsequent shareholders. To date when these shares are delivered to a broker for possible resale the broker phones the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included, as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as the former administration has failed to provide addresses despite a number of requests.

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

    (d) A group of the Company's independent shareholders are financing the construction of the first fully operational facility at Oyama, B.C., Canada, to be used for training and demonstration of the Company's technology. This group has made a verbal agreement whereby Hybrid Fuels (Canada) Inc., will lease or purchase this facility upon completion. The terms under which this facility will be operated are to be finalized when construction is complete and all of the construction and start-up costs are known.







================================================================================
Page-11-

Item 2.  Management's Discussion and Analysis or Plan of Operation

PLAN  OF OPERATION

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the year ended June 30, 2003. Actual results could differ materially from the results discussed in the forward-looking statements. The Company assumes no responsibility to correct or update the forward looking statements as circumstances change and therefore, the forward looking statements should be assumed to speak only as at the date of the filing of this report.

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

Although the Company is in the developmental stages, the process behind Hybrid's intended business has been researched and developed over more than a decade. A facility that integrated the process described below was constructed and operated near Dalum, Alberta from 1994 to 1996. That facility was designed to prove the concepts and included all of the ethanol-making and cattle-feeding features of a full-scale commercial operation. That operation is the source of the actual operating results that are referred to later in this report.

After that facility was closed in 1996, further research, development and construction enabled us to modify construction materials and layout to improve the buildings and equipment and refine the process, which is now ready for market.

The Company's intended business is to sell and build farm scale facilities that produce ethanol integrated with a cattle finishing operation. In these facilities, grain, corn or other feedstock is fermented and then distilled to make the ethanol. Left over from the ethanol production process is a high protein mash, called "distillers grain" and a liquid, called "stillage water". These contain nutrients and are therefore used as feed and water for livestock. By using the distillers grain and stillage water on site the animals get the benefit of the nutrients in these byproducts. In addition, the facilities do not incur the costs of drying the distillers grain and transporting it as would be necessary if it was to be used at another site. A further benefit is that no costs are incurred to dispose of the stillage water. Rather than it being something that is costly to be disposed of, it becomes a valuable feed product.

The manure and used bedding straw are cleaned up frequently, thus removing the media in which disease would otherwise grow. They are burned in a gasifier and the heat produced is used in the fermentation and distillation processes. From discussions with the gasifier manufacturer, management believes that sufficient heat will be leftover to operate a greenhouse, if the operator so desires.

The ethanol is intended to be mixed with a proprietary emulsifier and diesel fuel. When this emulsion was tested at The British Columbia Institute of Technology in June, 1996, in an unaltered diesel engine, it reduced the particulate (black smoke) emissions by over 62% and the NOx emissions by over 22%, without any loss of power.

================================================================================
Page-12-

For a more detailed description of the entire process, plus sources of information and references, the reader is referred to the Company's Form 10-KSB for the year ended June 30, 2003, as amended and filed with the SEC.

Although there are no operating facilities at the moment, the Company is expecting to have the first one operating in Oyama B.C., in early 2004 as described below.

The Company intends to sell these facilities (except the column and spinner which we intend to lease) to farm operators, preferably those who grow or have access to sufficient grain to supply the facility. Management believes this would be about 40,000 bushels of barley or other suitable grain for a facility which would feed 200 head of cattle on a continually rotating basis.

RESULTS OF OPERATIONS

The loss for the present quarter is $42,667 compared to $31,649 for the comparable quarter last year. Although the amount of the loss is similar, during the quarter this year, the company experienced lower professional fees and higher consulting fees compared to the same quarter last year. We anticipate professional and consulting fees to remain about the same in the upcoming year. The loss for this quarter includes amounts of $18,000, which is deferred salary for the President, and $19,076 imputed interest, which do not represent a cash outlay. These non-cash items total $37,076. Working capital was obtained from loans from a major shareholder and some services were paid for by the issuance of restricted stock. At the end of the quarter, the Company had cash of $896 down from $1,247 at the end of the previous quarter. After the end of the quarter, a shareholder pledged to advance sufficient cash to pay operating costs for the next six months. Meanwhile, the Company continues to keep its operating expenses to a very minimum. In the absence of operating activities, the Company's general and administrative expenses for the next 12 months that require a cash outlay are expected to be less than $100 per month, exclusive of executive compensation, which is deferred, and professional fees, which have been paid by related parties in the past.

PLAN OF OPERATION

Background

We are a development stage company that has not yet proved the feasibility of its planned principal operations. In their opinion on our June 30, 2003 financial statements, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception. To date we do not have any operations that generate revenue and have been unable to raise money to begin operations. Until such time as we prove the feasibility of our planned principal operations, we are likely to continue to experience a cash shortage. Because we are a developmental stage company, we are unlikely to be able to borrow money from banks and other traditional financial institutions.
We do not anticipate making any commitments to borrow money within the next 12 months, unless we can secure construction loans to build operating facilities. The lack of long term, adequate financing continues to be of great concern to management.

We will require additional capital soon in order to continue as a going concern in the long term. Until we have arranged financing, no operating activities are planned. Our ability to continue to operate in the future depends on us being able to raise money to commence operations, and our efforts, therefore, have been concentrated on raising money to build the first facility and commence operations. A group of the Company's independent shareholders are financing the construction of the first fully operational facility at Oyama, B.C., Canada, to be used for training and demonstration of the Company's technology. This group has made a verbal agreement whereby Hybrid Fuels (Canada) Inc., will lease or
================================================================================
Page-13

Background (con't)
purchase this facility upon completion. The terms under which this facility will be operated are to be finalized when construction is complete and all of the construction and start-up costs are known. We anticipate this first facility will be operational early in 2004.

Management recognizes that to generate long-term cash flow, we need to develop operating activities. Once the first facility is operating, we plan to use it to demonstrate to potential operators, lenders and investors that the technology works as described. Prospective operators and those who will approve the financing for the construction of subsequent facilities want to see a profitable facility in operation before they commit themselves.

In the meantime we are seeking a private placement to finance the commencement of operating activities. We do not have any commitments for financing at this time.

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

Strategy to Raise Capital

We are aware of a class of investors who will invest money in companies whose stocks are traded on the OTC Bulletin Board. Since our stock is now trading on the OTC Bulletin Board, we are in the process of contacting prospective investors to raise $500,000 to $1,000,000 in capital through the sale of shares. This planned offering and sale of our common stock will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement. This disclosure is not an offer of securities or a solicitation of an offer to buy securities. Placements will be made only to investors with preexisting contacts with Hybrid Fuels and its authorized representatives. At this time we do not have any specific investors identified who have committed to invest funds in the Company.

Plan of Operation Assuming Adequate Capital Raised

The discussion in this section assumes that we will succeed in raising $500,000 to $1,000,000 that will be used to build the second facility and develop operating activities. The major goal of placing the first facility in service is to demonstrate the economic feasibility of the system. Once this first facility is operating, we expect to use it as a demonstration and training facility and to earn revenue from its operation. Assuming that it will be necessary to pay market price for grain, bedding and other supplies and that we will receive no more than market price for the finished animals, our projections indicate that the facility should generate sufficient revenue to pay all operating costs, plus a small surplus. The financial institutions that have expressed interest in financing subsequent facilities want to see this first facility generate sufficient cash flow to pay all operating costs and debt service. We anticipate that the facility will show sufficient cash flow to make it possible for us to get approval for financing subsequent facilities.

After the end of the quarter, the foundation and floor for first facility were completed at Oyama, on approximately six acres of farmland. This location was chosen because it provides our subsidiary, Hybrid Fuels (Canada) Inc., with the necessary site control and supervisory ability which is essential to the completion of the first facility.
================================================================================
Page-14

An operating facility includes the barn and a second building housing the ethanol extraction equipment, plus the bio-furnace or gasifier, "Greener Pastures" grass growing system, and the right to use the proprietary information and technology. The cost of building a facility is anticipated to be approximately $350,000. Approximately $220,000 of this cost is for foundations and flooring, buildings, the gasifier, the ethanol making equipment, tanks and machinery. Soft costs, for such items as permits, engineering and other professional fees, survey and layout, site preparation, delivery of buildings and materials, rentals, small tools and miscellaneous, are estimated at $60,000. We estimate we will spend approximately $70,000 for construction labor and supervision.

Each facility is expected to accommodate 200 head of cattle. As we near the end of testing the first facility, we plan to begin the finishing operation for the cattle with an initial group of 20 to 25 head. The finishing operation is designed to function on a staggered basis, so that every two weeks (initially) we will bring in an additional 20 to 25 cattle. We will sell the cattle on the same staggered basis as they complete the finishing process. As we gain experience with the facility, we intend to bring cattle in 40 to 50 at a time on three to five week intervals to take maximum advantage of the size of the trucks used to transport the cattle.

The cattle will begin the finishing operation in quieting pens where they spend approximately two weeks being transitioned from their prior diet to the wet distillers grains diet. After completing the diet transition, the cattle are moved into the barn, where, on average, they will spend approximately 100 days being fed the finishing diet. At the end of the finishing operation, our plans for this demonstration facility call for the cattle to be sold at auction. As one group of cattle is sold, another takes its place, as both the finishing operation and our staggered acquisition scheme are scheduled to take approximately three to four months, depending on how long the finishing takes. As a result of using this staggered acquisition scheme, we will not run the facility at full capacity until approximately four months have passed from the facility becoming operational. As a result the cattle we begin selling during the fourth month, which will generate our initial revenues, will bear a disproportionate amount of fixed costs compared to cattle sold beginning in the eighth month. We believe, however, that at the end of the fourth month, when we sell the first group of finished cattle, we will be able to prepare pro forma information that will demonstrate the financial fundamentals of the facility for purposes of demonstrating cash flows to prospective financiers and prospective purchasers of future facilities.

We plan to add, on average, between 400 and 500 pounds per head during the finishing operation. The weight per head when we acquire the cattle will vary, principally due to the time of year when the cattle are acquired (most calves are born in the spring and are ready to begin being sold as feeder cattle seven months to a year later). Generally speaking, the older they are, the more they weigh. One of our fundamental assumptions is that the facility will have the potential to break even if we sell finished cattle at prices per pound that are less than the prices per pound at which we purchase them. Generally in the cattle industry, feeder cattle sell at a higher price per pound than finished cattle. The increase in weight during the finishing operation provides the potential for generating a profit or at least breaking even when selling finished cattle at a lower price per pound. For example, assume we purchase a 600 pound animal for $0.90 per pound, or $540, that we finish it to 1000 pounds and sell at $0.85 per pound, or $850. The $310 difference between our purchase price and the sale price would have to cover the consumables purchased to prepare wet distillers grains for the animal and a pro rata share of the facility's operating costs, including debt service. At this time we do not have financial data to support the breakeven pricing spread for the facility. Developing this relationship between the facility's cost structure and tolerable price differentials will provide critical information for prospective financiers and purchasers of future facilities.
================================================================================
Page-15

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

We do not plan to sell the ethanol produced by the first facility during at least the first two to three months of its operation. We have discussed with a local owner of a sawmill and trucking company giving him the ethanol for this two- to three-month period, with a view toward charging him in the future once he has determined that he can use the ethanol economically without harm to his equipment. Once the facility is at full capacity, we project that the facility will produce approximately 240 US gallons of ethanol per day, which could be sold at market prices slightly below the price of the diesel fuel with which it will be blended. The price of ethanol will vary, usually in tandem with the price of diesel. Assuming a price of $0.70 per gallon for ethanol, monthly sales of ethanol would be approximately $5,000.

Once we have operated the facility for four months, we believe that the actual financial results for the finishing operation and ethanol sales will provide us with a basis to prepare pro forma financial information projecting the economic feasibility of the facility. By establishing the economic feasibility of the facility, we will then be able to implement our business plan, which is based on identifying third parties who will work with us to construct and operate their own facilities. If our assumptions prove wrong or we encounter unforeseen obstacles, our ability to demonstrate the facility's economic feasibility may be delayed, or, in the worst case, we may not be able to establish the economic feasibility of the facility and may have to abandon the business and liquidate the company.

Plan of Operation Assuming Establishment of Facility Feasibility

The discussion in this section assumes that we will succeed both in raising the money necessary to place the first facility in service and in demonstrating it's the economic feasibility. Once these milestones are achieved, we intend to enter into contracts with others who will build, own and operate additional facilities, while we earn revenues from a variety of sources related to the facilities. We plan to earn revenue from:

1. operating the demonstration facility;

2. profit on the sale of subsequent facilities;

3. the lease of the column and spinner to each operator;

4. the royalties and service fees that each operator will pay;

5. the purchase of the ethanol mixture from the operator at a percentage of wholesale value that will permit us to earn a profit from the sale of the ethanol to distributors or end-users;

6. an incentive from premiums from marketing the finished animals.

Once we have a proven demonstration facility, we intend that our subsidiary, Hybrid Fuels(Canada) Inc., will operate it and earn revenue from the sale of cattle and ethanol.

================================================================================
Page-16

We intend to license our technology and provide our expertise to third parties that want to construct facilities. We expect to earn a profit and recognize revenue on the sale of each facility. The sale price of each facility is expected to be sufficient to cover the costs the Company will incur to sell, plan and supervise the construction of the facility and train the operator. Our plan is that earnings from the sale of the facilities will be sufficient to cover all of the operating costs we will incur in qualifying candidates, training operators, supervising construction and start-up, etc., until royalties are received.

To date, we have received applications from more than 50 farmers who have expressed interest in constructing a facility. We are currently developing a screening process to select suitable candidates, and we expect to assist them in obtaining financing for facility construction. By the time we have demonstrated the facility's economic feasibility for purposes of obtaining financing of subsequent facilities, we expect to have selected four candidates for training as operators. After candidates have been selected and have qualified for financing, we plan to train them and assist in constructing the facility. We anticipate that it will take approximately four to six months from the time our first facility demonstrates economic viability to build the second facility and put it into operations.

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

Based on the results of the test trials at the Dalum facility, we believe we will be able to generate premium prices for the beef because it is hormone free and its high quality and taste. At the Dalum facility, the purchaser of the 123 heifers agreed to pick up subsequent lots at the facility and pay a premium of $0.10 per pound for all of the beef that could be produced using our process. We do not have commitments from any buyers to purchase the beef at premium prices at this time.

We believe that ultimately the best way to obtain the best premium, is to control the processing, marketing and distribution of the finished beef. To that end we continue to search for money to purchase the packing facility known as
================================================================================
Page-17

Blue Mountain Packers, near Salmon Arm, B.C. This purchase is not likely to happen before our next fiscal year end, but it remains part of our long term plan. No commitment will be made to purchase the packing facility until sufficient money is committed to pay the purchase price and cover operating expenses until positive cash flow is achieved.

Our goal is to have third parties operating 15 to 20 these facilities within 18 to 24 months of the first facility demonstrating viability. We expect that many of these operators will require assistance to obtain financing in order to construct a facility. We have had preliminary discussions with CIBC, Scotiabank, Leaseline, Dominion Leasing and a Swiss broker with connections to several European "ECO" funds, all of whom have expressed interest in providing financing for facilities. We have been told that our project should qualify for "ECO" fund financing once we can demonstrate its' economic viability. Once the first facility is operating the plan is for the Swiss broker to arrange to have the appropriate representatives of these "ECO" funds inspect the facility and if it qualifies, to use them as a source of financing for facility construction, thereby permitting us to expand our operations.
PART II	Other Information

Item 2.   	RECENT SALES OF UNREGISTERED  SECURITIES.

     			Date, title and amount of securities sold

           	     Date                  Title                   Amount
          	     ----                  -----                   ------
       		September 10, 2003      Common Stock               47,500 shares
		September 23, 2003      Common Stock                7,500 shares

On September 10, 2003 the Company issued 40,000 shares in lieu of cash to pay a debt of $10,000 owed to an independent consultant and a further 7,500 shares for services rendered to the Company. On September 23, 2003, the Company issued a further 7,500 shares to pay for services rendered to the Company. The Company relied upon Section 4(2) of the Securities Act of 1933 to effect the issuance of the shares. All shares were issued in private transactions at the unsolicited request of the arms length consultants. There was no public solicitation or offering, no underwriters were involved, and no commissions or discounts were paid.

























================================================================================
Page-18-

Item 6.	Exhibits and Reports on Form 8K
	(a)	Exhibits None
	(b)	Reports on Form 8-K None

Signatures
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2003
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

November 10, 2003

/s/ Clay Larson
-----------------------------------------------------
Clay Larson
Chief Executive Officer and
President (Principal Executive Officer)




================================================================================
Page-20-
Certification of Principal Financial Officer

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


November 10, 2003

/s/ John Morrison
-----------------------------------------------------
 John Morrison
 Chief Financial Officer
 (Principal Financial Officer)




================================================================================
EXHIBIT 32.1

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

         Signed this 10th day of November, 2003.

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