Form 10QSB
period 2003-12-31
HYBRID FUELS INC
filed 2004-02-17
CIK 1104200

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2003

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Transition Period From _______ to _______

                               -------------------

                         Commission File Number 0-29351

                               HYBRID FUELS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 NEVADA                               88 0384399
      (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)           Identification No.)



                     Box 1349 Grenfell, Saskatchewan S0G 2B0
               (Address of principal executive offices) (Zip Code)

                                 (306) 697 3090
               --------------------------------------------------
               Registrant's telephone number, including area code




Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of December 31, 2003 was 21,950,600.

The number of shares issued of the registrant's common stock as of December 31, 2003 was 22,005,600.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                                                          Page
PART 1             Financial Information


Item 1             Financial Statements

                           Consolidated Balance Sheets                                                       3

                           Consolidated Statements of Operations                                             4

                           Consolidated Statements of Cash Flows                                             5

                           Notes to Consolidated Financial Statements                                        6


Item 2                     Management Discussion and Analysis of Financial Condition and Operations

                           Plan of Operation                                                                11

                           Results of Operations                                                            12

                           Plan of Operation - Background                                                   12

                           Strategy to Raise Capital                                                        13

                           Plan of Operation Assuming Adequate Capital Raised                               13

                           Plan of Operation Assuming Establishment of Facility Feasibility                 15


Item 3             Controls and Procedures                                                                  17


PART 2             Other Information


Item 6             Exhibits and Reports on Form 8K                                                          17

                   Signatures                                                                               17


                         PART 1 - Financial Information

ITEM 1.  Financial Statements

Hybrid Fuels, Inc.
Consolidated Balance Sheets
(Unaudited)

                                                                                December 31,     June 30,
                                                                                   2003           2003
                                                                               (Unaudited)      (Audited)
                                                                                  $                 $
ASSETS

Current Assets

Cash                                                                                   365         1,247
                                                                                ----------    ----------

Total Assets                                                                           365         1,247
                                                                                ==========    ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                                    37,221        35,695
Accrued liabilities                                                                  1,061        12,500
Note payable (Note 3)                                                               37,106        37,106
Shareholder loan payable (Note 4(a))                                               203,561       201,305
Amounts owing to a `Director (Note 4(b))                                           326,701       290,701
                                                                                ----------    ----------
                                                                                   605,650       577,307
                                                                                ----------    ----------
Redeemable & Restricted Common Shares (Note 5(c))                                  223,000       223,000
                                                                                ----------    ----------
Contingencies & commitments (Notes 1 & 5)
Stockholders' Deficit

Common Stock: $0.001 par value; 50,000,000 shares authorized 22,005,600 and
21,950,600 shares are issued and outstanding respectively                           22,005        21,950

Additional Paid-in Capital                                                         428,080       414,385

Donated Capital - Imputed Interest (Notes 4(a) and (b))                            282,429       243,602

Deficit Accumulated During the Development Stage                                (1,560,799)   (1,478,997)
                                                                                ----------    ----------
Total Stockholders' Deficit                                                       (828,285)     (799,060)
                                                                                ----------    ----------
Total Liabilities and Stockholders' Deficit                                            365         1,247
                                                                                ==========    ==========

Nature of Operations and Continuance of Business (Note 1)
Other Contingencies (Note 5)

(See Accompanying Notes to the Consolidated Financial Statements)

Hybrid Fuels, Inc.
Consolidated Statements of Operations
(Unaudited)


                                                Accumulated
                                                  from
                                                February 26,
                                                   1960
                                                 (Date of
                                                Inception)            Three months ended            Six months ended
                                                to December              December 31,                  December 31,
                                                 31, 2003             2003           2002           2003        2002
                                                     $                   $              $              $           $
Revenue                                              -                    -              -              -           -
                                              -------------    ----------- -------------- -------------- -----------

Expenses

Consulting Fees                                      98,270              -         78,000          3,750       78,000
Deposits & Advances written-off                     255,512              -              -              -            -
Disputed compensation (Note 5(c))                   243,463              -              -              -            -
Executive compensation (Note 4(b))                  324,000         18,000         18,000         36,000       36,000
Filing and regulatory fees                           18,804            100            434            160          691
General and administration                           63,391             33              -             51           41
Interest                                             12,153          1,115          1,348          2,213        2,118
Imputed interest (Notes 4(a) & (b))                 282,429         19,751         16,937         38,827       33,873
Investor relations                                   16,698              -              -              -            -
Professional fees                                   180,677              -          8,883            534       10,480
Rent and telephone                                   43,409            135            226            267          353
Research and development                              8,000              -              -              -            -
Travel and promotion                                 13,993              -              -              -            5
                                                -----------    -----------    -----------    -----------  -----------

                                                  1,560,799         39,134        123,828         81,802      161,561
                                                -----------    -----------    -----------    -----------  -----------
Net Loss                                         (1,560,799)       (39,134)      (123,828)       (81,802)    (161,561)
                                                ===========    ===========    ===========    ===========  ===========
Net Loss Per Share                                                    (.01)          (.01)          (.01)        (.01)
                                                ===========    ===========    ===========    ===========  ===========

Weighted Average Shares Outstanding                             22,005,600     21,345,600     21,982,700  21,325,600
                                                ===========    ===========    ===========    ===========  ===========



(See Accompanying Notes to the Consolidated Financial Statements)

Hybrid Fuels, Inc.
Consolidated Statements of Cash Flows
(Unaudited)


                                                                                                 Six Months ended
                                                                                                   December 31,
                                                                                                 2003         2002
                                                                                              $                 $
Cash Flows To Operating Activities

Net loss                                                                                         (81,802)    (161,561)

     Non-cash items
     Imputed interest                                                                             38,827       33,873
     Common shares issued for services                                                             3,750            -
     Accrued Director remuneration                                                                36,000            -
Adjustment to reconcile net loss to cash
Accounts payable and accrued liabilities                                                              87       85,160
                                                                                             -----------  -----------

Net Cash Used In Operating Activities                                                             (3,138)     (41,528)
                                                                                             -----------  -----------

Net Cash Used By Investing Activities

Cash Flows From Financing Activities
Common Stock issued                                                                                    -        5,673
Amounts owing to a Director                                                                            -       36,019
Shareholder loans payable                                                                          2,256         (630)
                                                                                             -----------  -----------

Net Cash Provided By Financing Activities                                                          2,256       41,062
                                                                                             -----------  -----------

Net Increase (Decrease) in Cash                                                                     (882)      (1,471)

Cash - Beginning of Period                                                                         1,247        1,796
                                                                                             -----------  -----------

Cash - End of Period                                                                                 365          325
                                                                                             ===========  ===========
Non-Cash Financing Activities
Value of common stock issued for settlement of debt                                               10,000            -
Value of common stock issued for services                                                          3,750            -


(See Accompanying Notes to the Consolidated Financial Statements)

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

     On May 29, 1998 the Company changed its name to Hybrid Fuels, Inc., herein "the Company". On June 10, 1998 the Company began trading on the OTC Bulletin Board under the symbol "HRID" and in December 1999 was moved to the "Pink Sheets". The Company was re-listed on the OTC Bulletin Board in March 2003 and received "active" status in April 2003.

     Pursuant to the above acquisition, the Company acquired a number of proprietary technologies with the primary objective of the business being to build small farm-scale ethanol facilities that involves a number of proprietary technologies exclusively owned by the Company. Other proprietary technology involves the use of a bio-gas burner that burns manure and bedding straw. This technology eliminates ground and ground-water contamination and produces most of the energy required for the facility by supplying heat for fermentation and vaporization and for the operation of a greenhouse, if desired. Another exclusive proprietary technology is a vegetable-based formula that allows diesel and ethanol to emulsify. This hybrid fuel reduces particulate emissions without reduction in power when used in an unaltered diesel engine.

     The Company is a development stage company with management devoting most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At Dec 31, 2003, the Company had a working capital deficit of $605,285 and an accumulated deficit of $1,560,799.

     The Company will need to rely on the forbearance of some creditors and related parties have agreed to continue to fund working capital as needed. There is no written agreement that obligates these parties to fund working capital on a continuing basis. The Company has entered into discussions with third parties to directly finance a facility in which the Company will then commence with its business plan. No assurance can be given that arrangements can be worked out with creditors or that any third party financing will be completed.


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


3.       Note Payable

         On September 15, 2000, the Company issued a note for $50,000 CND ($33,638 US) payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. Interest expense of $850 has been accrued for the period ended December 31, 2003. The note payable was $37,106 after translation into US dollars at year end. The Company incurred a foreign currency translation loss of $3,468 that was charged to operations. Accrued interest from September 15, 2000 of $9,672 is included in accounts payable as of December 31, 2003.

4        Related Party Transactions/Balances

     (a) The controlling shareholder is owed $199,371 for payment of rent, office expenses and professional fees on behalf of the Company. Amounts owing are unsecured, non-interest bearing, with no specific terms of repayment. For the period ended December 31, 2003 this major shareholder advanced a further $2,256 to the Company. Imputed interest of $15,000 (2002 - $14,973), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

     (b) The President who is also a Director of the Company has paid office and related expenses from personal funds in the amount of $16,486 of which $13,785 has been reimbursed with cash. Effective July 1, 1999 the President is entitled to a deferred salary of US$6,000 per month and was owed a total of $326,701 at December 31, 2003. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $23,827 (2002 - $18,299), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. The Company does not have a written employment contract with the President.

5.       Commitments and Contingencies


         Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action as follows:

     (a) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability that may incur arising out of the cancellation of such shares. The transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totaling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by subsequent shareholders. To date when these shares are delivered to a broker for possible resale the broker phones the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included, as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as the former administration has failed to provide addresses despite a number of requests.

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

     (c) Between October 1998 and June 1999, the previous administration sold a total of 361,120 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum ("Offering") of which a total of $223,000 was raised. The current administration had concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. To date, 23 subscribers, have, pursuant to this offer received 232,753 shares, representing $158,000. These shares are issued but not considered outstanding. The remaining 11 subscribers, who paid $65,000 for 128,367 shares, have not responded to the offer. These subscriptions are recorded as redeemable and restricted common shares until rescission rights have been revoked.

     (d) The Company's subsidiary, Hybrid Fuels (Canada) Inc., has entered into a verbal agreement with an independent third party that will construct a fully operational facility at Oyama, B.C. This third party will then operate that facility as a training and demonstration facility for Hybrid Fuels (Canada) Inc. The terms under which this facility will be operated are to be finalized when the construction is complete and all of the construction and start-up costs are known.

ITEM 2.  Management's Discussion and Analysis of Operations and Financial
         Condition

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

Plan of Operation

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

After the Dalum facility was closed in 1996, further research, development and construction enabled us to modify construction materials and layout to improve the buildings and equipment and refine the process, which is now ready for market.

The Company's intended business is to sell and build farm scale facilities that integrate beef operations with the production of ethanol. In these facilities, grain, corn or other feedstock is fermented and then distilled to make the ethanol. Left over from the ethanol production process is a high protein mash, called "distillers grain" and water, called "stillage water". These contain nutrients and are therefore used as feed and water for livestock. By using the distillers grain and stillage water on site the animals receive the benefit of the nutrients in these byproducts. In addition, the facilities do not incur the costs of drying the distillers grain and transporting it as would be necessary if it was to be used at another site. A further benefit is that no costs are incurred to dispose of the stillage water. Rather than it being something that is costly to be disposed of, it becomes a valuable feed product.

The manure and used bedding straw are cleaned up frequently, thus removing the media in which disease would otherwise grow. They are burned in a gasifier and the heat produced is used in the fermentation and distillation processes. From discussions with the gasifier manufacturer, management believes that sufficient heat will be left over to operate a greenhouse, if the operator so desires.

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

Although there are no operating facilities at the moment, the Company is expecting to have the first facility operating early in 2004, as described below.

The Company intends to sell these facilities (except the column and spinner which we intend to lease) to farm operators, preferably those who grow or have access to sufficient grain to supply the facility. Management believes this would be approximately 40,000 bushels of barley (or other suitable grain) per year for a facility that would feed 200 head of cattle on a continuous rotating basis.

Results of Operations

The loss for the present quarter is $39,134 compared to $123,828 for the comparable quarter last year. This difference is mainly attributable to $78,000 in consulting fees that were claimed in the same quarter last year. The loss for this quarter includes amounts of $18,000, which is deferred salary for the President, and $19,751 imputed interest, which do not represent a cash outlay. These non-cash items total $37,751. At the end of the quarter, the Company had cash of $365 down from $896 at the end of the previous quarter. Meanwhile, the Company continues to keep its operating expenses to a very minimum. In the absence of operating activities, the Company's general and administrative expenses for the next 12 months that require a cash outlay are expected to be less than $100 per month, exclusive of executive compensation, which is deferred, and professional fees, which have been paid by related parties in the past.

Plan of Operation - Background

We are a development stage company that has not yet proved the economic feasibility of its planned principal operations. In their opinion on our June 30, 2003 financial statements, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception. Until such time as we prove the economic feasibility of our planned principal operations, we are likely to continue to experience a cash shortage. Because we are a developmental stage company, we are unlikely to be able to borrow money from banks and other traditional financial institutions. The lack of long term, adequate financing continues to be of concern to management.

Our ability to continue to operate in the future depends on our being able to raise money to commence operations, and we therefore continue to concentrate our efforts on raising money to complete the first facility and commence operations. In the previous quarter Hybrid Fuels (Canada) Inc., a wholly owned subsidiary, entered into a verbal agreement with an independent group of the Company's shareholders to finance the construction of the first facility. The verbal understanding that has been reached is that when the facility is operational and the construction and start-up costs are known, the group that built it will enter into an agreement with Hybrid Fuels (Canada) Inc., by which the facility will be operated. Part of the agreement will make the facility available to the Company for training and demonstration purposes, through a lease or an operating agreement. We anticipate this first facility will be operational early in 2004.

Management recognizes that to generate long-term cash flow, we need to develop operating activities. Once the first facility is operating, we plan to use it to demonstrate to potential operators, lenders and investors that the technology works as described. Prospective operators and those who will approve the financing for the construction of subsequent facilities want to see a facility in operation before they commit themselves.

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

After the end of the quarter, the foundation, concrete slabs and approximately 75% of the ethanol facility's exterior were completed at Oyama, BC, Canada on approximately six acres of farmland. This location was chosen because it provides the company with good site control and supervisory ability that is important to the completion of the first facility.

An operating facility includes the barn and a second building housing the ethanol making equipment, plus the bio-furnace or gasifier, "Greener Pastures" grass growing system, and the right to use the proprietary information and technology. The cost of building a facility is anticipated to be approximately $350,000. Approximately $220,000 of this cost is for foundations and flooring, buildings, the gasifier, the ethanol making equipment, tanks and machinery. Soft costs, for such items as permits, engineering and other professional fees, survey and layout, site preparation, delivery of buildings and materials, rentals, small tools and miscellaneous, are estimated at $60,000. We estimate we will spend approximately $70,000 for construction labor and supervision.

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

The cattle will begin the finishing operation in quieting pens where they spend approximately two weeks being transitioned from their prior diet to the wet distillers grains diet. After completing the diet transition, the cattle are moved into the barn, where, on average, they will spend approximately 100 days being fed the finishing diet. At the end of the finishing operation, our plans for this demonstration facility call for the cattle to be sold at auction. As one group of cattle is sold, another takes its place, as both the finishing operation and our staggered acquisition scheme are scheduled to take approximately three to four months. As a result of using this staggered acquisition scheme, we will not run the facility at full capacity until approximately four months have passed from the facility becoming operational. As a result the cattle we begin selling during the fourth month, which will generate our initial revenues, will bear a disproportionate amount of fixed costs compared to cattle sold beginning in the eighth month. We believe, however, that at the end of the fourth month, when we sell the first group of finished cattle, we will be able to prepare pro forma information that will demonstrate the financial fundamentals of the facility for purposes of demonstrating cash flows to prospective financiers and prospective purchasers of future facilities.

We plan to add, on average, between 400 and 500 pounds per head during the finishing operation. The weight per head when we acquire the cattle will vary, principally due to the time of year when the cattle are acquired (most calves are born in the spring and are ready to begin being sold as feeder cattle seven months to a year later). One of our fundamental assumptions is that the facility will have the potential to break even if we sell finished cattle at prices per pound that are less than the prices per pound at which we purchase them. Generally in the cattle industry, feeder cattle sell at a higher price per pound than finished cattle. The increase in weight during the finishing operation provides the potential for generating a profit or at least breaking even when selling finished cattle at a lower price per pound. For example, assume we purchase a 600-pound animal for $0.90 per pound, or $540, that we finish it to 1000 pounds and sell at $0.85 per pound, or $850. The $310 difference between our purchase price and the sale price would have to cover the consumables purchased to prepare wet distillers grains for the animal and a pro rata share of the facility's operating costs, including debt service. At this time we do not have financial data to support the breakeven pricing spread for the facility. Developing this relationship between the facility's cost structure and tolerable price differentials will provide critical information for prospective financiers of future facilities.

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

We do not plan to sell the ethanol produced by the first facility during at least the first two to three months of its operation. We have discussed with a local owner of a sawmill and trucking company giving him the ethanol for this two-to-three-month period, with a view toward charging him in the future once he has determined that he can use the ethanol economically without harm to his equipment. Once the facility is at full capacity, we project that the facility will produce approximately 240 US gallons of ethanol per day, which could be sold at market prices slightly below the price of the diesel fuel with which it will be blended. The price of ethanol will vary, usually in tandem with the price of diesel. Assuming a price of $0.70 per gallon for ethanol, monthly sales of ethanol would be approximately $5,000.

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

Plan of Operation Assuming Establishment of Facility Feasibility

The discussion in this section assumes that we will succeed both in raising $500,000 to $1 million that will be used to place the first facility in service and in demonstrating the economic feasibility of the facility. Once these milestones are achieved, we intend to enter into contracts with others who will build, own and operate additional facilities, while we earn revenues from a variety of sources related to the facilities. We plan to earn revenue from:

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

Once we have a proven demonstration facility, we intend that our subsidiary, Hybrid Fuels (Canada) Inc., will operate it and earn revenue from the sale of cattle and ethanol.

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

We also expect to charge each operator service fees to cover the cost of ongoing training, service, technical support, and quality control. It is expected that these fees would be in the $150 to $250 per month range.

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

Based on the results of the test trials at the Dalum facility, we believe we will be able to generate premium prices for the beef because of its high quality and it is free of added hormones. At the Dalum facility, the purchaser of the 123 heifers agreed to pick up subsequent lots at the facility and pay a premium of $0.10 per pound for all of the beef that could be produced using our process. We do not have commitments from any buyers to purchase the beef at premium prices at this time.

We believe that ultimately the best way to obtain the best premium is to control the processing, marketing and distribution of the finished beef. To that end we continue to search for financing to purchase the packing facility known as Blue Mountain Packers, near Salmon Arm, B.C. This purchase is not likely to happen before our next fiscal year end, but it remains part of our long-term plan. No commitment will be made to purchase the packing facility until sufficient money is committed to pay the purchase price and cover operating expenses until positive cash flow is achieved.

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

ITEM 3.  Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this report, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore there were no corrective actions taken.



                           PART 2 - Other Information


ITEM 6.  Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 31.1 Principal Executive Officer Certification (section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2 Principal Financial Officer Certification (section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1 Principal Executive Officer Certification (section 906 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.2 Principal Financial Officer Certification (section 906 of the Sarbanes-Oxley Act of 2002)

b. Reports on Form 8-K

On December 10, 2003 Alan Urschel and David Krahn were appointed to the Board of Directors of Hybrid Fuels Inc. (incorporated by reference to Form 8K filed December 24, 2003).

On January 22, 2004 the Company issued a press release announcing a change in its Directors and Officers (incorporated by reference to Form 8K filed January 22, 2004).


Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYBRID FUELS, INC.

By: /s/ Alan Urschel                            By: /s/ Gordon Colledge
-------------------------                       --------------------------
Alan Urschel                                    Gordon Colledge
President/CEO/Director                          Vice President/CFO/Director

Dated: February 16, 2004