Form 10QSB
period 2004-03-31
HYBRID FUELS INC
filed 2004-05-24
CIK 1104200

-------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Transition Period From _______ to _______



                         Commission File Number 0-29351

                               HYBRID FUELS, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

               NEVADA                              88 0384399
     (State or other jurisdiction               (I.R.S. Employer
     of incorporation or organization)          Identification No.)


              237 Main Street, Box 880, Niverville, Manitoba R0A1E0
               (Address of principal executive offices) (Zip Code)


                                 (888) 550-2333
              -----------------------------------------------------
               Registrant's telephone number, including area code




Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes [X]   No [ ]

The number of issued and outstanding shares of the registrant's common stock as of May 21, 2004 was 23,205,317.


Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                TABLE OF CONTENTS


                                                                                                  Page
PART 1       FINANCIAL INFORMATION

Item 1       Financial Statements

                     Consolidated Balance Sheets                                                   3

                     Consolidated Statements of Operations                                         4

                     Consolidated Statements of Cash Flows                                         5

                     Notes to Consolidated Financial Statements                                    6




Item 2               Management Discussion and Analysis or Plan of Operation                      10

                     Plan of Operation                                                            11

                     Results of Operations                                                        12

                     Plan of Operation - Background                                               12

                     Plan of Operation Assuming Adequate Capital Raised                           12

                     Plan of Operation Assuming Establishment of Facility Feasibility             14



Item 3       Controls and Procedures                                                              16



PART 2       OTHER INFORMATION



Item 2               Changes in Securities                                                        16

Item 6               Exhibits and Reports on Form 8K                                              16



                     Signatures                                                                   16



                         PART 1 - Financial Information

ITEM 1.  Financial Statements


Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S dollars)

                                                                                     March 31,       June 30,
                                                                                      2004            2003
                                                                                    (audited)      (unaudited)
                                                                                        $               $
ASSETS

Current Assets

  Cash                                                                                  4,748          1,247
  Prepaid expenses                                                                     40,948              -
                                                                                     --------        -------

Total Assets                                                                           45,696          1,247
                                                                                     ========        =======

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                                     46,591         35,695
  Accrued liabilities                                                                   3,500         12,500
  Note payable (Note 3)                                                                38,240         37,106
  Shareholder loans payable (Note 4(a))                                               203,561        201,305
  Amounts owing to a Director (Note 4(b))                                             326,701        290,701
                                                                                     --------        -------
                                                                                      618,593        577,307
                                                                                     --------        -------
Redeemable and Restricted Common Shares (Note 5(c))                                   223,000        223,000
                                                                                     --------        -------
Stockholders' Deficit

Common Stock: $0.001 par value; 50,000,000 shares authorized
23,071,984 shares issued and outstanding (June 30, 2003 - 21,950,600 shares)           23,071         21,950

Additional Paid-in Capital                                                            572,569        414,385

Common Stock Subscription (Note 6)                                                   (18,958)              -

Donated Capital - Imputed Interest (Note 4)                                           302,241        243,602

Deficit Accumulated During the Development Stage                                   (1,674,820)    (1,478,997)
                                                                                  -----------    -----------
Total Stockholders' Deficit                                                          (795,897)      (799,060)
                                                                                  -----------    -----------
Total Liabilities and Stockholders' Deficit                                            45,696          1,247
                                                                                  ===========    ===========


Nature of Operations and Continuance of Business (Note 1)
Other Contingencies (Note 5)




(See Accompanying Notes to the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S dollars)
(Unaudited)

                                        Accumulated from
                                       February 16, 1960
                                            (Date of           Three months ended            Nine months ended
                                           Inception)              March 31,                    March 31,
                                       to March 31, 2004       2004          2003             2004        2003
                                               $                $             $                $          $
Revenue                                               -               -             -             -             -
                                       ----------------      ----------     ---------      --------     ---------

Expenses
Consulting fees                                 147,517          49,247        10,000        52,997        88,000
Deposit & Advances written-off                  255,512               -             -             -             -
Disputed compensation (Note 5(b))               243,463               -             -             -             -
Executive compensation (Note 4(b))              330,003           6,003        18,000        42,003        54,000
Filing and regulatory fees                       21,351           2,547             -         2,707           697
General and administration                       67,077           3,686           131         3,737           172
Interest                                         13,019             866         1,500         3,079         3,618
Imputed interest (Note 4)                       302,241          19,812        17,394        58,639        50,666
Investor relations                               32,503          15,805             -        15,805             -
Professional fees                               188,391           7,714           680         8,248        11,152
Rent and telephone                               44,875           1,466            67         1,733           420
Research and development                          9,216           1,216             -         1,216             -
Travel and promotion                             19,652           5,659             -         5,659             5
                                       ----------------      ----------     ---------      --------     ---------

                                              1,674,820         114,021        47,772       195,823       208,730
                                       ----------------      ----------     ---------      --------     ---------

Net Loss                                     (1,674,820)       (114,021)      (47,772)     (195,823)     (208,730)
                                       ================      ==========     =========      ========     =========
Net Loss Per Share-(Basic and Diluted)                            (0.01)        (0.00)        (0.01)        (0.01)
                                       ================      ==========     =========      ========     =========
Weighted Average Shares Outstanding                          22,041,000    21,625,000    22,011,000    21,625,000
                                       ================      ==========     =========      ========     =========



(See Accompanying Notes to the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S dollars)
(Unaudited)

                                                                        Nine months ended
                                                                            March 31,
                                                                     2004              2003
                                                                       $                 $
NET INFLOW (OUTFLOW) OF CASH RELATED
  TO THE FOLLOWING ACTIVITIES:

OPERATING
  Net loss for the period                                           (195,823)         (208,730)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Services paid by issue of common stock                              86,670                 -
  Imputed interest                                                    58,639            50,666
  Increase in prepaid expenses                                       (40,948)                -
  Increase in accounts payable                                        15,687            19,340
  Increase in due to related parties                                  38,256            53,382
                                                                 -----------       -----------
                                                                     (37,519)          (85,342)
                                                                 -----------       -----------
FINANCING
  Increase in note payable                                             1,134                 -
  Proceeds of sale of common stock                                    39,886            83,673
                                                                 -----------       -----------
                                                                      41,020            83,673
                                                                 -----------       -----------

NET CASH INFLOW (OUTFLOW)                                              3,501           (1,669)

CASH, BEGINNING OF PERIOD                                              1,247             1,796
                                                                 -----------       -----------

CASH, END OF PERIOD                                                    4,748               127
                                                                 ===========       ===========


NON-CASH FINANCING ACTIVITIES
  Value of common stock issued for debt                               13,791                 -
  Value of common stock issued for services                           86,670                 -



(See Accompanying Notes to the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S dollars)


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

     The Company is a development stage company with management devoting most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At March 31, 2004, the Company had a working capital deficit of $572,897 and an accumulated deficit of $1,674,820.

2.   Summary of Significant Accounting Policies

     (a) Consolidated Financial Statements

         These consolidated financial statements represent the consolidation of the Company and its wholly owned subsidiary, Hybrid Fuels (Canada) Inc. The Company's subsidiary is currently inactive and has no material assets, liabilities or operations other than the verbal agreement as disclosed in note 5 (d).

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

     (f) Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     (k) Recent Accounting Pronouncements

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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

         FASB has also issued SFAS No. 147 and 149 but they do not have any relationship to the operations of the Company, therefore a description of each and their respective impact on the Company's operations have not been disclosed.


3.       Note Payable

         On September 15, 2000, the Company issued a note for $50,000 CND (USD $38,240) payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. Interest expense of $866 has been accrued for the three month period ended March 31, 2004. Accrued interest, from September 15, 2000, of $10,538 is included in accounts payable as of March 31, 2004.
4.        Related Party Transactions/Balances

     (a) The controlling shareholder is owed $201,627 for payment of rent, office expenses and professional fees on behalf of the Company. This amount is unsecured, with no specific terms of repayment. Imputed interest of $22,561 (2003 - $22,198), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. An amount of $1,934 is owing to another shareholder. This amount is unsecured, non-interest bearing, with no specific terms of repayment

     (b) The former President, who was also a Director of the Company, was paid office and related expenses from personal funds in the amount of $16,486 of which $13,785 has been reimbursed with cash. Effective July 1, 1999 the President was entitled to a deferred salary of US$6,000 per month and was owed a total of $326,701 at March 31, 2004. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $36,078 (2003 - $28,468), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. The Company does not have a written employment contract with the former President and no monthly fees were accrued after January 31,2004.


5.       Commitments and Contingencies

         Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action as follows:

     (a) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability that may incur arising out of the cancellation of such shares. The transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totaling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies
         regarding  the  cancelled   shares  relate  to  anyone  who  may  have
         subsequent holder rights, and possibly the individuals who were issued
         those   shares   who  may  claim   that  they  were   issued  for  due
         consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by subsequent shareholders. To date when these shares are delivered to a broker for possible resale the broker phones the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to
         monitor  this  issue.  No  other  contingent   liabilities  have  been
         included, as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as the former administration, prior to June 1999, has failed to provide addresses despite a number of requests.

     (b) Unauthorized and/or unsupported payments in the amount of $243,463 were made from Company funds by past officers of the Company during the period May, 1998 to June, 1999. The Company has requested a full accounting from the President of the Company during that time. All amounts that were unauthorized by the Board of Directors or amounts that are not properly documented with invoices and receipts have been accounted for as disputed executive compensation. At such time as Company resources permit, the Company will seek legal advice to determine whether or not it is possible to recover all such disputed and unauthorized amounts from the previous administration.

     (c) Between October 1998 and June 1999, previous administration sold a total of 361,120 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum ("Offering") that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. The current administration has concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. To date, 23 subscribers, have, pursuant to this offer received 232,753 shares, representing $158,000. These shares are issued but not considered outstanding. The remaining 11 subscribers, who paid $65,000 for 128,367 shares, have not responded to the offer. These subscriptions are recorded as redeemable and restricted common shares until rescission rights have been revoked.

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


6.       Stock  Subscription

         On March 29, 2004, the Company issued 138,887 shares of common stock at $0.1365 (CDN$0.18) per share pursuant to stock subscription agreements.

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

The Company's intended business is to sell and build farm-scale facilities that integrate beef operations with the production of ethanol. In these facilities, grain, corn or other feedstock is fermented and then distilled to make the ethanol. The ethanol production process also generates a high protein mash, called "distillers grain" and water, called "stillage water". These contain nutrients and are used as feed and water for livestock. By using the distillers grain and stillage water on site the animals receive the benefit of the nutrients in these byproducts. In addition, the facilities do not incur the costs of drying the distillers grain and transporting it as would be necessary if it was to be used at another site. A further benefit is that no costs are incurred to dispose of the stillage water. Rather than it being something that is costly to be disposed of, it becomes a valuable feed product.

The manure and used bedding straw are cleaned up frequently, thus removing the media in which disease would otherwise grow. They are burned in a gasifier and the heat produced is used in the fermentation and distillation processes. From discussions with the gasifier manufacturer, management believes that sufficient heat will be left over to enable the operation of a greenhouse, if the operator so desires.

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

Although there are no operating facilities at the moment, the Company is expecting to have the first facility operating in 2004, as described below.

The Company intends to sell these facilities (except the column and spinner which we intend to lease) to farm operators, preferably those who grow or have access to sufficient grain to supply the facility. Management believes this would be approximately 40,000 bushels of barley (or other suitable grain) per year for a facility that would feed 200 head of cattle on a continuous rotating basis.

Results of Operations

The loss for the present quarter is $114,021 compared to $47,772 for the comparable quarter last year. This difference is mainly attributable to consulting fees and investor relations expenses that were claimed this quarter. The loss for this quarter includes amounts of $6,000, which is deferred salary for a former President, and $19,812 imputed interest, which do not represent a cash outlay. These non-cash items total $25,812. At the end of the quarter, the Company had cash of $4,748 up from $365 at the end of the previous quarter. The Company issued 458,884 shares this quarter for operating capital as described in
Part 2, Item 2 of this report.

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

Our ability to continue to operate in the future depends on our being able to raise money to commence operations, and we therefore continue to concentrate our efforts on raising money to complete the first facility and commence operations. In the quarter ending September 30, 2003, Hybrid Fuels (Canada) Inc., a wholly owned subsidiary, entered into a verbal agreement with an independent group of the Company's shareholders to finance the construction of the first facility. The verbal understanding that has been reached is that when the facility is operational and the construction and start-up costs are known, the group that built it will enter into an agreement with Hybrid Fuels (Canada) Inc., by which the facility will be operated. Part of the agreement will make the facility available to the Company for training and demonstration purposes, through a lease or an operating agreement. We anticipate this first facility will be operational in 2004.

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

Plan of Operation Assuming Adequate Capital Raised

The discussion in this section assumes that we will succeed in arranging the necessary financing that will be used to build the second facility and develop operating activities. The major goal of placing the first facility in service is to demonstrate the economic feasibility of the system. Once this first facility is operating, we expect to use it as a demonstration and training facility and to earn revenue from its operation. Assuming that it will be necessary to pay market price for grain, bedding and other supplies and that we will receive no more than market price for the finished animals, our projections indicate that the facility should generate sufficient revenue to pay all operating costs, plus a small surplus. The financial institutions that have expressed interest in financing subsequent facilities want to see this first facility generate sufficient cash flow to pay all operating costs and debt service. We anticipate that the facility will show sufficient cash flow to make it possible for us to get approval for financing subsequent facilities.

After the end of the quarter, the foundation, concrete slabs and the ethanol facility's exterior had been completed at Oyama, BC, Canada on approximately six acres of farmland. This location was chosen because it provides the company with good site control and supervisory ability that is important to the completion of the first facility.

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

Plan of Operation Assuming Establishment of Facility Feasibility

The discussion in this section assumes that we will succeed both in arranging the necessary financing that will be used to place the first facility in service and in demonstrating the economic feasibility of the facility. Once these goals are achieved, we intend to enter into contracts with others who will build, own and operate additional facilities, while we earn revenues from a variety of sources related to the facilities.

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

Once we have a proven demonstration facility, we intend that our subsidiary, Hybrid Fuels (Canada) Inc., will operate it and the Company will earn revenue from the sale of cattle and ethanol.

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



                           PART 2 - Other Information

ITEM 2. Changes in Securities

On March 29, 2004 the Company issued 600,000 shares of common stock to directors for services and 458,884 shares for operating capital. The common stock was issued at a value of $.1365 per share.

The foregoing issuances of common stock were made in reliance upon the exemption from registration set forth in Regulation S promulgated under of the Securities Act of 1933 for transactions not involving a US person. No underwriters were engaged in connection with the foregoing issuances of securities.


ITEM 6.  Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 31.1 Principal Executive Officer and Acting Principal Financial Officer Certification (section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.1 Principal Executive Officer and Acting Principal Financial Officer Certification (section 906 of the Sarbanes-Oxley Act of 2002)

b. Reports on Form 8-K

N/A


Signature

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYBRID FUELS, INC.

By: /s/ Paul Warkentin
---------------------------------
Name:  Paul Warkentin
Title:  President/CEO/Acting CFO


Dated: May 21, 2004