Form 10KSB
period 2004-06-30
HYBRID FUELS INC
filed 2004-10-13
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For The Fiscal Year Ended June 30, 2004

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For The Transition Period from _______ to__________

                          Commission File Number  0-29351

                               HYBRID FUELS, INC.
                               ------------------
           (Name of small business issuer as specified in its charter)

              NEVADA                                88-0384399
     ------------------------------        -------------------------------
        (State of incorporation)          (IRS Employer Identification No.)

       237 Main Street, Box 880, Niverville, MB            R0A 1E0
     ------------------------------------------       --------------
      (Address of Principal Executive Offices)           (Zip Code)

Issuer's Telephone Number (888)550-2333

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The number of shares issued and outstanding of the registrant's common stock as of October 8,2004 is 23,679,733.

Amount of revenue for most recent fiscal year   $0.00

Aggregate market value of the common equity held by non-affiliates: $2,268,663

                                TABLE OF CONTENTS

                                     PART I

 Item 1.   DESCRIPTION OF BUSINESS....................................Page 3

 Item 2.   DESCRIPTION OF PROPERTY....................................Page 17

 Item 3.   LEGAL PROCEEDINGS..........................................Page 17

 Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........Page 17


                                     PART II

 Item 5.   MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS.....................Page 18

 Item 6.   PLAN OF OPERATION..........................................Page 20

 Item 7.   FINANCIAL STATEMENTS.......................................Page F-1

 Item 8.   CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................Page 26

 Item 8A.  CONTROLS AND PROCEDURES....................................Page 26

 Item 8B.  OTHER INFORMATION..........................................Page 26

                                    PART III

 Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
           AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A)
           OF THE EXCHANGE ACT........................................Page 26

 Item 10.  EXECUTIVE COMPENSATION.....................................Page 28

 Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
           MATTERS....................................................Page 29

 Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............Page 30

 Item 13.  EXHIBITS AND REPORTS ON FORM 8-K...........................Page 30

 Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................Page 30

 Signatures...........................................................Page 31

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

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

GENERAL

Hybrid Fuels Inc. is a developmental stage company and has had no income since the acquisition of the hybrid fuels technology in June 1998.

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

In May of 1998, in a stock for stock exchange, the Company issued 12,000,000 shares to Donald Craig to acquire all of the issued and outstanding shares of Hybrid Fuels, U.S.A., Inc. and 330420 B.C. Ltd., (which subsequently changed its name to Hybrid Fuels (Canada) Inc.) At the time of the acquisition, Donald Craig held all of the issued and outstanding shares of Hybrid Fuels, U.S.A., Inc., and Hybrid Fuels (Canada) Inc., as Trustee for a group of individuals and companies that had contributed to the development of the Hybrid technology. At the time of the acquisition, Hybrid Fuels (Canada) Inc., owned the rights to the technology, with the result that, as a part of the acquisition, the Company acquired control over the technology necessary for the Company's intended operations. Prior to the acquisition of Hybrid Fuels, U.S.A., Inc. and Hybrid Fuels (Canada) Inc., the Company had no significant operations and was seeking a business opportunity.

Hybrid Fuels intended business is to market integrated farm-scale facilities that combine ethanol production with a beef finishing operation. This integration is to be achieved through certain procedures, process improvements and mechanical devices the company has discovered or developed. The ethanol is intended to be mixed with diesel to create a hybrid fuel. The Company expects to act as the marketing agent for the hybrid fuel and the finished animals in order to control quality and present a unified marketing presence as a way of generating better returns from the sale of the products.

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

Further, according to a report by noted security analyst, Edward Luttwalk, published in the February 12, 2001 edition of the Toronto Globe and Mail, factory farming involves the crowding, of thousands of animals, into an area about the size of a city block. The report states, "to put it plainly, nearly all beef cattle in North America and Europe survive in a chronic state of low level sickness with the use of large amounts of antibiotics. Because they are cheap and induce water retention that increases weight, antibiotics are just the thing for feedlot operators whose animals could not survive a week without them." Luttwalk goes on to say, "At a time when old diseases such as tuberculosis are reappearing, along with bacteria strains that have become highly resistant to antibiotics, their use in mass quantities by cattle raisers is a real problem. Until recently, it was thought that humans couldn't absorb antibiotics from cooked meat, but research prompted by bovine spongiform encephalopathy (BSE) has disproved all that." These findings are further supported by recent research at the University of Illinois, according to a Canadian Press report. This research has documented the transfer of antibiotic resistant genes from large-scale hog facilities to surrounding water and soil. These scientists are reported to have concluded that this is evidence to tie antibiotic resistance in humans to widespread use of antibiotics in the livestock industry. Rustam Aminov, one of the scientists, is reported to have said, "Its not an unreasonable conclusion with 75% of all the antibiotics in the US finding their way into meat and poultry."

Typical beef operations produce manure and bedding which are expensive to dispose of and cause tremendous groundwater contamination. The cover story from Macleans Online for June 12, 2000 says in part about the dangers of factory farms: "The monstrous size of these profitable operations has raised troubling questions about water quality and threats to public health from coast to coast. Manure from factory farms often contains a variety of heavy metals, lake-choking nutrients and deadly pathogens such as e-coli 0157." This article says, in describing the resulting groundwater pollution problem in great detail: "In the US, the EPA estimates that agricultural runoff from animal factories and traditional farms is the leading source of water pollution in that country." The article then quotes Les Klapatiuk, who runs a firm specializing in water treatment, that there isn't a single government in Canada with adequate legislation to deal with these volumes of animal waste. The article says: "The leakage from lagoons is incredible, and when you spread millions of gallons of waste on a field it just runs into the surface water. If a city or oil company operated in this way, they would be shut down."

Other concerns which led to the development of this "farm integration plan" include:

     1.   declining farm income and the number of family farms;
     2.   declining fossil fuel reserves;
     3. increasing ground water contamination from animal finishing operations;
     4. the increase in antibiotic resistant "super bugs" as a result of over-use of antibiotics; and
     5.   threats of global warming from use of fossil fuels.

This business is intended to be proactive in reducing air pollution and conserving fossil fuels, reducing ground pollution through the destruction of animal waste, producing cleaner food, and perhaps reducing some of the cause behind the spread of auto-immune diseases. At the same time, it is intended to create a new source of income for farmers.

SOME HISTORY

The Company's technology has been continually developed and refined since the early 1990s. Pilot testing of the first proprietary developments relating to fermentation techniques and distillation procedures of ethanol were carried out in Kelowna, B. C., Canada in the early 1990s. After initial tests, a confinement type barn and adjoining buildings were leased at Dalum, Alberta in 1994 for full-scale testing. These facilities were utilized for animal feed test trials, fermentation testing, and other associated full-scale research and testing on all aspects of the system for a period of two and a half-years. Encouraging test results persuaded us to begin commercialization of the process.

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

Before the facility near Cardston could begin operating, the farmer sold the land and removed the buildings and equipment without the authority to do so. Although the facility never operated, much was learned from the construction. That information has been used to refine the design that is expected to reduce construction costs and improve operating efficiency.

THE PROPOSED FACILITIES

The proposed facilities are planned to consist of a barn where the cattle are to be kept, a second building housing the ethanol making equipment and the gasifier, that will be set up next to the barn and ethanol plant. The ethanol making equipment consists of feedstock handling and preparation tanks, water tanks, fermentation tank, separation columns, a spin dryer, necessary pumps and the tanks to hold the ethanol.

In the Company's intended facilities, approximately 200 animals are kept in a warm, dry and clean barn during the finishing process of approximately 100 to 120 days. The farm operator supplies the feedstock, that is used first to make the ethanol and then to feed the animals.

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

The operator is to supply the cattle, straw or other bedding, electricity, diesel, emulsifier and about 2500 gallons of water per day. These barns have been designed to raise beef cattle under controlled atmospheric conditions. The buildings are constructed from prefabricated metal, insulated sufficiently to keep the cattle warm in cold weather and cool in warm weather. Each barn is to be divided into six pens, measuring 40 feet by 30 feet, one of which is empty and five that contain the animals. This means that there will be approximately 40 animals per pen, depending on the size of the animals.

These barns are intended to include air-to-air heat exchangers that in cold weather, exchange the warm, heavily moisture-laden barn air with fresh air from outside, that is heated and dried as it passes through a heat exchanger. Based on the heat exchanger equipment we plan to use, the calculations estimate heat losses from the barn at a total of 404,052 BTU per hour with gain from animal heat production of 407,078 BTU per hour at -17 Degrees F outside temperature. At this outside temperature, the inside building temperature should remain around 50 Degrees F. Management believes that these heat exchangers will keep the barn warm and dry in winter and that simple "swamp type" coolers common to the greenhouse industry will be adequate to provide summer cooling.

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

Cattle being finished generally average about 12 pounds of manure and urine each day, containing about 80% moisture. Moisture content in the waste is controlled by spreading bedding, in the form of chopped straw, wood shavings, or sawdust (depending on price and availability) into the pens to soak up moisture from the manure and urine. The amount of bedding is adjusted so that one week's accumulation of manure and urine in the bedding will generate waste with moisture content of approximately 45%, which is ideal for the gasifier, according to the manufacturer.

Each day the empty pen is cleaned and new bedding is placed in the clean pen. Then the animals from the next occupied pen are moved into the newly cleaned pen. When the manure and used bedding is removed, it is shoveled into a central waste removal system that carries it into a gasifier/burner to be transformed into heat.

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

These facilities are expected to be operated manually by two people, which would usually be the operator and one employee. Thus trained people are expected to be in contact with the animals several times a day, while they are being fed, or moved from one pen to another. These operators should be able to detect any illness or disease early, separate any ill animal from the rest of the herd, and treat it for that specific illness, rather than giving a general course of antibiotics to all the animals as a precautionary measure. As a result, the Company intends to have a policy that permits the use of antibiotics only as required on any sick animal.

In the proposed facilities, grains, that are referred to as feedstocks, are to be used for the dual purpose of ethanol production and as livestock feed. Grains such as barley, wheat, rye, corn, etc., are all suitable. Barley is most attractive because of its abundance and high starch content. It ferments well and has long been used for alcohol production.

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

HYBRID FUELS ETHANOL PRODUCTION

The Hybrid Fuels process starts with the feedstock grain being soaked in water overnight, crushed and then heated to prepare it for fermentation. An enzyme reaction is then started, using commercially available enzymes. The entire fermentation process is carried out in the feedstock preparation tanks, that are part of the ethanol plant. A proprietary, trade secret process is then used to promote rapid fermentation. This process, which was discovered by the Company and is not patented, will be protected by non-disclosure agreements that each operator will be required to sign. The total cost of all the enzymes and other fermentation additives are expected to cost the operator about $500.00 per month.

At a pre-determined stage of fermentation the resulting mash is passed through a centrifugal type separator, or "spinner", which separates the liquid "beer" from the solids, called wet distillers grains, or WDGs. The separation of the liquid, called stillage water (or beer) from these WDGs, dries them to an appropriate moisture content for feeding, and they are then conveyed to the animal feed troughs. At the same time, the "beer" is drained off to be used for the distillation of the ethanol.

Distillation of the ethanol from the "beer" is the next step in the process. The Company uses a proprietary separation column that is inexpensively produced and has no moving parts. The beer from the fermentation is run through this column and heat from the gasifier is used to separate, or distill, the ethanol from the stillage water. This ethanol, containing approximately five percent (5%) water, is hydrous. To produce anhydrous (dry) ethanol, either molecular sieves or azeotropic distillation equipment is required. This equipment, and the energy costs associated with operating it are expensive, and are not necessary for the Hybrid Fuels process, because we use the ethanol in its wet form.

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

In more typical ethanol producing plants, the WDGs are dried so they can be transported without becoming moldy. The energy and other costs of drying the WDGs to make dry distillers grains, (DDGs) and then transporting them elsewhere are eliminated in the hybrid process by using the wet distillers grains onsite. Using such "co-products" onsite is important in reducing costs and improving the economics of the operations.

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

Aside from the capital costs of the facility, the two major costs of ethanol production are the feedstocks and the input energy required for fermentation and distillation. For ethanol to be accepted as a fuel extender, it must be available in a practical price range. By using the feedstock for the dual purpose of making ethanol and feeding cattle, our process effectively reduces the cost of making the ethanol. Also, by using the heat from burning the waste as an energy source for the fermentation and distillation processes, the Company believes it will not have to pay for energy from an outside source to make the ethanol, which means the process will not incur that input energy cost. Making ethanol also generates another stream of income, that should make the operation more economical.

The distillers grains that are left over from the ethanol making process have a low moisture content around 5% and are fed as wet distillers grains (WDGs). The stillage water is also to be fed to the animals. The plants are designed to run in a balanced state, producing 200 Imperial (240 US) gallons of ethanol per day and enough distillers grains to supply enough food for 200 head of cattle.

FEEDING WET DISTILLERS GRAINS AND STILLAGE WATER

There is a considerable body of literature that indicates that the feed value of the distillers grains is superior to that of ordinary grain, and feeding stillage water increases weight gains. For example, see Dr. T. J. Klopfenstein of the University of Nebraska, in an article entitled: "How Do Wet Distillers Grains (Byproducts) Compare To Dry Distillers Grains?" in a report to the 31st Distillers Feed Conference on the "Digestibility of Distillers Grains", and G.
M. Erickson and G. R. Tisher, writing in a Beef Science article #72-980 in 1989; "Barley Distillers Grains As Supplements For Beef Cattle". These articles generally indicate a significantly higher feed value of dried distillers grains
(DDG) over ordinary grain, and higher still for wet distillers grains (WDG), that our process uses, over DDG.

The Company believes the results mentioned in the last paragraph, related to feeding wet distillers grains, are born out in the results of Cargill's kill record dated September 23, 1994, for 123 heifers from the Company's experimental Dalum facility. The kill record is a record of the number of animals processed, and the weight and grade of the carcass. In addition, we have the Slaughter Sale Summary for these animals dated September 13, 1994 that shows the price paid for the animals and their average weight, along with the information for all of the other animals sold at that auction on that day. Those documents show that these animals brought the highest price of the day at that auction and by comparing the average weight at auction to the carcass weight from the kill record, we can calculate the average live weight to carcass ratio.

These animals, that were fed wet distillers grain and stillage water at the Dalum facility, had a packout grade of 62% AAA, 34% AA and 4% A. This categorization represents a meat grading system that helps the consumer distinguish the quality of the meat. AAA represents a superior grade of meat based on a variety of factors including the amount of back fat, the color of the fat, the marbling of fat in the meat, and the size of the rib eye. AA is a lower level of these factors, A is less desirable still, and B is less desirable than A.

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

HORMONE-FREE BEEF

There are a growing number of stores that are offering hormone-free beef. Consumers generally pay higher prices for this beef, and the cattle raiser receives a higher price per pound as well. The Company wishes to have its operators use the process to raise hormone free beef for this market, partly because of these higher prices.

In order to access the hormone-free beef market, the Company intends to require that when the operators bring animals in for finishing they be certified hormone free in accordance with an existing certification protocol. This program requires that calves be registered and ear-tagging records be kept of the ancestry, ranch of origin and every inoculation, injection and implant. The Company anticipates accessing such animals in order to assure our operators of receiving the type and quality of beef we require. Company policy will also require compliance with the hormone-free protocol and that antibiotics not be used generally on the animals, although use on an ill animal as prescribed by a vet will be allowed.

The operator selection process will seek to ensure that prospective operators are in favor of producing animals free of added hormones. In addition, random drug tests are anticipated to detect any use of hormones and those who violate this policy may be subject to penalties. It is also expected to be in the operators best interests to market hormone and antibiotic free beef as it commands higher prices. Hormones are generally used to reduce the cost of weight gains. The Company believes that feeding the wet distillers grains and stillage water will result in lower cost weight gains without resorting to hormones. The Company intends to seek out markets for these animals as a way of generating higher returns for the operators, which is also expected to generate an incentive revenue for the Company.

MISCELLANEOUS NEW TECHNOLOGIES

During the period between the closure of the Cardston-area facility and the present time, the Company has developed a simple to operate, hydroponics-growing system that will be tested for internal housing purposes in the cattle-feeding barn. This technology has the potential to produce daily rations of fresh feed grasses for the cattle regardless of outside weather conditions.

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

In June of 1996, the Company contracted with The British Columbia Institute of Technology (BCIT) to test the hybrid fuel. The tests were conducted using a 1994 Dodge diesel truck with 215,717 kilometers (134,176 miles) on the odometer. The truck was first tested using regular diesel, then run on the hybrid fuel for 2 days and re-tested. The tests of this fuel showed opacity (black smoke) readings reduced by 65.5% and NOx emissions by 22.2%. These test indicated that this fuel is more effective in reducing particulate and nitrogen oxide emissions from diesel than any other diesel mixture of which the Company is aware. For example, diesel/water mixtures are being independently developed and tested by Elf Acquitane and retired MIT Professor, Keith Johnson, according to an article in the March 13, 1999 edition of New Scientist. The article reports that these mixtures reduce particulate emissions by 45% and Nox by 15%. On its website, The University of Illinois reports similar reductions regarding the use of a mixture of diesel and dry ethanol. Compared to both of those mixtures, Hybrid's mixture showed greater reduction of emissions at 65.5% and 22.2% respectively in the BCIT tests.

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

There is research by others which reviews the environmental and other benefits of ethanol-diesel mixes similar to the Company's. For example, there was a report written by the University of Illinois Agricultural Engineering Department for the 2001 ASEA Annual International Meeting in Sacramento on July 30 & August 1, 2001. This report reviews in detail the findings of scientists working with diesel-ethanol blends starting in 1980, and indicates that there is generally a small loss of power, in the order of 3.5% to 5%, using these blends.

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

EMPLOYEES

For the short term, until resources permit, services we need to hire will be supplied by consultants, contractors or commissioned salespeople.

SIGNIFICANT CONSULTANTS

Sir Donald Craig is the individual who is most responsible for the development of the concepts and invention of much of the equipment or improvements to the equipment. Mr. Craig is supervising the building of the first facility. He has agreed to supervise construction of the first facility without remuneration until the facility is generating cash flow. The Company does not have a written employment contract with Mr. Craig.

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

GOVERNMENTAL REGULATION

Each facility will require some form of government permit in order to operate. In the United States, the Bureau of Alcohol Firearms and Tobacco is the appropriate agency and they have verbally indicated to the Company that it would be able to obtain the appropriate permits. In Canada, the appropriate agency is Excise Canada which has taken the position that since the facilities produce ethanol, each will require a distillers license. This would require the installation of equipment in each facility that is designed to measure the amount of alcohol.

Unfortunately that equipment will not work because the ethanol is denatured by the addition of diesel and the emulsifier in the column which means that it is impossible to detect, access or measure any pure ethanol in the process. The Company is therefore seeking an exemption for its operations and has enlisted the assistance of a number of people and politicians to assist in persuading Excise Canada to issue the necessary exemption. Until such an exemption is made, the facilities may be built without the ethanol equipment. If there are significant delays in obtaining the desired exemption, the Company anticipates that it will commence building facilities in the U.S.. The prototype facility will have the ethanol making equipment and is expected to operate with a special permit.

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

TARGET MARKET AND ADVERTISING

The Company's target market for the sale of the facilities is the farming Communities from which there appears to be a strong and growing interest. Upon establishing the economic feasibility of the facilities the Company intends to advertise in trade journals, local newspapers and through seminars and presentations at trade shows. The Company is also in contact with a number of government agencies and industry organizations whose role it is to locate and promote new opportunities for the economic benefit of farmers.

COMPETITION

Major oil and petroleum companies as well as alternative energy companies will all be potential competitors of the Company. The Company is not aware of any competitors who offer farm-scale feedlot-fuel plants, although there are several competitors who produce ethanol on a very large scale basis. Generally speaking, they produce dry ethanol for the gasohol market. The tests being done by Archer Daniels Midland suggest they are looking for ways to expand their ethanol production into use in the diesel fuel business. The Company believes it has a competitive advantage because of the quality of its hybrid fuel combined with the potential of significantly reduced environmental impact in both producing and using the hybrid fuel.

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

Robbins makes the case for consumers who are becoming concerned about the adverse effects on their immune systems of consuming meat and poultry that has been raised using antibiotics and growth hormones. He also refers to evidence that suggests links between the increasing incidence of a number of diseases to the consumption of meat, dairy products and other foods that contain antibiotics, hormones and toxic chemicals.

The Company plans to promote the beef produced using its process as being free of antibiotics and added hormones. As consumers become more selective about the beef they consume, the Company anticipates capitalizing on these products being free of these substances. The Company also intends to "brand" the finished product with a name, trade marks and logos to make the product more easily recognizable in order to generate consumer loyalty and capitalize on brand quality.

TRENDS THAT MAY AFFECT THE COMPANY'S BUSINESS

The Company has identified the following trends as potentially having an impact on the business of the Company.

Businesses that have a positive environmental impact have received an increasing amount of support. The Company seeks to take advantage of this trend by providing technology that produces a hybrid fuel that reduces diesel engine emissions. In addition, the animal finishing operation will be promoted as having an environmentally positive impact in that it produces no groundwater pollution and virtually no odor.

Over the past year the Canadian beef market has suffered as a consequence of the US closing its border to all beef imports from Canada because of a case of "mad cow" disease. The US has recently permitted the resumption of beef shipments which will likely return to "pre-scare" levels over time. If beef sales do not return to earlier levels, this could have an adverse effect on the Company. However, Successful Farming Online reported in January 2000, that consumers will pay more for beef that is guaranteed good quality. The Company believes that beef fed distillers grains, without added hormones, antibiotics or protein from animal sources, will draw a positive response from health-conscious consumers looking for healthier food sources.

Management is of the view that if overall beef consumption declines, it should have little or no adverse effect on the Company's business as our process is expected to produce exceptional quality beef which we anticipate marketing as guaranteed quality beef that is free of added hormones and antibiotics.

As a result of environmental and fuel price concerns in both Canada and the US, there is a push to increase the production of ethanol. A recent press release issued by Agriculture Canada reads, "Ottawa Has Big Plans For Ethanol." The release says in part that, "government officials state that as part of Canada's commitment to reducing emissions from vehicle exhaust, Ottawa will soon announce a package that includes extension and expansion of a plan to guarantee loans for ethanol plant construction or expansion. There will be provision for direct government aid to build new facilities. Recommending a goal of increasing ethanol production capacity to close to one billion liters by 2005, (250,000,000 US gallons) Canadian Agriculture Minister, Lyle Vanclief, at the time of that recommendation then said producing alcohol from grain would be "the main ticket" for future rural incomes. The Company believes that initiatives such as these create a more favorable climate for the expansion of the Company's business, even though the Bush administration seems to have much less enthusiasm for ethanol than the previous administration under the Democrats and Bill Clinton.

The United States and Canada are signatories to the Kyoto Emission Standards Agreement that requires them to adhere to the Kyoto Protocol commitments to reduce pollution by the year 2010, although the Bush administration has been balking at complying with those commitments. In addition, many states, such as California, have or are considering legislation to eliminate the use of MTBE as an octane enhancer and "clean air" additive. This should work to the advantage of the Company, as most media reports indicate that ethanol appears to have the edge as the product to reduce the use of fossil fuels and the "clean air" additive of choice to replace MTBE.

Also, the Company expects to be able to produce ethanol relatively inexpensively, as the proprietary emulsifier allows the mixing of wet ethanol and diesel which reduces emissions, without incurring drying costs.

Another trend that may work to our advantage is the trend of governments and health regulators to mandate environmental clean-ups and reduce pollution. Local authorities are implementing stricter environmental requirements, in particular tighter restrictions on the handling of animal waste that has been found to contaminate ground water.

In addition, with rising fuel prices in general, the price of ethanol has increased over the last few years. This trend should work to the advantage of the operators and the Company.

RESEARCH AND DEVELOPMENT

During the next twelve months, the Company anticipates conducting further research and development with respect to the following:

     1.   Researching efficiencies in facility construction and operation;

     2. Researching new technologies; consulting with various technical researchers and agriculture officials.


PRODUCT PROTECTION

The Company has not patented any of its proprietary technologies, on the advice of legal counsel. Their reasoning is that obtaining patents tends to publish the discoveries that others can then copy and a small company will have difficulty protecting itself from infringement. As a consequence, the Company has determined that it will protect its trade secrets and proprietary technologies by careful screening of potential operators and then having them sign non-disclosure agreements. All operators will be well briefed on protecting the proprietary information in their own best interests and all reasonable steps will be taken to ensure that they take all reasonable precautions. Also, the column and the spinner will be manufactured elsewhere, delivered and installed, without the operators knowing how they are constructed. They would essentially have to destroy the column to find out how it was made and how it works. While the Company intends to take all appropriate measures to protect secrecy, as far as the Company is aware, we are the only ones that are developing small scale plants. Other ethanol plants that are being considered, that we are aware of, are large operations that will produce millions of gallons per year. Our technology is useless to those operations. Management therefore believes that the risk associated with the lack of patent protection, described under RISK FACTORS below is reasonably acceptable.

RISK FACTORS

You should carefully consider the following risks and the other information contained in this report and in our other filings with the Securities and Exchange Commission before you decide to invest, maintain or add to your investment in the Company. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impact and impair our business. If any of the following risks actually occur, our business, results of operations or financial condition would likely be adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

1. Our cash reserves may not be adequate to cover our costs of operations. To date, we have covered our operating losses by loans from shareholders or privately placing securities. We expect to fund our general operations and marketing activities in the near term with our current cash, that was obtained from loans from shareholders and/or the sale of securities. However, our cost estimates may not include enough provisions for any contingency, unexpected expenses or increases in costs that may arise.

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

3. We have not sought protection of our intellectual property through any patents, but have elected to protect it through non-disclosure agreements. Our intended business may be adversely affected if we are unable to adequately protect our intellectual property. Because our intellectual property is not protected by patents, others may seek to discover and use our intellectual property. We cannot provide assurance that our intellectual property rights will not be invalidated, circumvented or challenged. If we are found to infringe on the intellectual property rights of others, we may not be able to continue to market our process, or we may have to enter into costly license or settlement agreements. Third parties may allege infringement by us with respect to past, current or future intellectual property rights. Any claim of infringement, regardless of merit, could be costly, time consuming and require us to develop non-infringing technology or enter into royalty, licensing or settlement agreements. These agreements could be on terms unfavorable or unacceptable to us and could significantly harm the development of our business. In the future, we may also have to enforce our intellectual property rights through litigation. Any such enforcement could also result in additional costs and could materially affect our financial condition and our business.

4. We have a history of operating losses and an accumulated deficit, as of June 30, 2004, of $1,791,246.

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

6. The production of ethanol is being strongly encouraged by governments and private parties as a way to reduce water and air pollution that could lead to rapidly changing technology. If we are unable to adapt to rapidly changing technologies, our intended business could be adversely affected.

7. We have no operating history which makes an evaluation of our future prospects very difficult. Once we succeed in completing the construction of the first operating facility, there can be no assurances that we will be able to develop operations that are profitable or will operate as intended. If the market for our facilities fails to develop, or develops more slowly than anticipated, we may not be able to meet our expenses and may not achieve profitable results.

8. Our common stock is not widely traded, and, as a result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our common stock, our stockholders may find it difficult to sell their shares.

9. We currently have no insurance covering our operations, potential products, services or directors and officers.

10. Future performance depends on the ability to attract, train, and retain management, technical and marketing personnel. In the future, loss of one or more key employees could negatively impact us, and there is no "key man" life insurance in force at this time. Competition for qualified personnel is intense, and there can be no assurance that we will attract or maintain key employees or other needed personnel.

11. The production of beef and fuel are both highly competitive. Giant companies compete in both markets with significant competitive advantages. Many competitors of the Company have significantly greater resources and experience than the Company. Additionally, competitors of the Company may have better access to financial and marketing resources superior to those available to the Company. With the resources and name recognition that competitors possess, the Company may face severe adversity entering the markets it is pursuing. There is no assurance the Company will be able to overcome the competitive disadvantages it will face as a small, start-up company with limited capital.

Item 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company does not have any offices at the present time but maintains a mailing address in Niverville, Manitoba, Canada.

The Company's wholly-owned subsidiary, Hybrid Fuels (Canada)Inc., has a verbal agreement with the owner of a 6-acre parcel of land where the first facility is currently being built in Oyama, British Columbia. The owner is not related to the Company.

Item 3.  LEGAL PROCEEDINGS
--------------------------

No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interest in actions that are adverse to the Company's interests.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Company has authorized capital of 50,000,000 share of common stock with a par value of $0.001, of which 23,371,980 were issued and outstanding as at June 30, 2004 and the Company had 258 shareholders of record.

The Company's common stock is traded on the OTC Bulletin Board under the symbol "HRID."

The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the National Quotation Bureau.


                                                2002

                   1st Quarter          0.28             0.05
                   2nd Quarter          0.14             0.045
                   3rd Quarter          0.20             0.06
                   4th Quarter          0.22             0.08
                                                2003
                   1st Quarter          0.50             0.09
                   2nd Quarter          0.40             0.11
                   3rd Quarter          0.37             0.20
                   4th Quarter          0.30             0.14
                                                2004
                   1st Quarter          0.25             0.13
                   2nd Quarter          0.25             0.09


The Company has never paid cash dividends. The Directors of the Company currently anticipate that it will retain all available funds for use in the operation of the business and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

Set forth below is information regarding the issuance and sales of our securities without registration during the past three years. No such sales involved an underwriter and no commissions were paid in connection with the sale of any securities. All shares were issued with restrictive legends. All of the purchasers/share recipients are residents of Canada, ie. non-U.S. persons. Therefore, the shares issued are exempt from registration under Regulation S of the Securities Act.

On September 19, 2001, 200,000 shares of common stock were issued to a director/officer of the Company to settle $10,000 owing as at June 30, 2001.

On October 18, 2001, the Company issued 100,000 shares of common stock to a consultant in consideration of services valued at $5000.

On October 18, 2001, the Company issued 130,000 shares of common stock to an investor for cash at a price of $0.08 per share.

On March 27, 2002, the Company issued 68,700 shares of common stock to an investor for cash at a price of $0.08 per share.

On May 6, 2002, the Company issued 31,300 shares of common stock to an investor for cash at a price of $0.08 per share.

On May 31, 2002, the Company issued 147,000 shares of common stock to an investor for cash at a price of $0.08 per share.

On September 12, 2002, the Company issued 40,000 shares of common stock to an investor for cash at a price of $0.095 per share.

On November 4, 2002, the Company issued 10,000 shares of common stock to an investor for cash at a price of $0.19 per share.

On January 23, 2003, the Company issued 600,000 shares of common stock to three directors, to settle debt of $78,000 owing for management, legal and accounting services rendered to the Company.

On September 10, 2003, the Company issued 40,000 shares of common stock to a consultant for services valued at $10,000.

On September 10, 2003, the Company issued 7,500 shares of common stock to a consultant for services valued at $1,875.

On September 23, 2003, the Company issued 7,500 shares of common stock to a consultant for services valued at $1,875.

On October 23, 2003, the Company issued 7,500 shares of common stock to a consultant for services valued at $1,050.

On March 29, 2004, the Company issued 600,000 shares of common stock to two directors for management/consulting services valued at $81,896.

On March 29, 2004, the Company issued 431,106 shares of common stock to eleven investors for cash, at a price of $0.14 per share.

On March 29, 2004, the Company issued 27,778 shares of common stock to an investor to settle an outstanding debt, at a price of $ .14 per share.

On April 1, 2004, the Company issued 100,000 shares of common stock to a consultant, at a price of $0.23 for services provided to the Company.

On April 1, 2004, the Company issued 33,333 shares of common stock to a former director for consulting services valued at $7,667.

On April 1, 2004, the Company issued 166,663 shares of common stock to five investors for cash, at a price of $0.14 per share.

Item 6. PLAN OF OPERATION
-------------------------

As at June 30, 2004, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception.

The independent auditors' report expressed similar concern as at June 30, 2003 and management recognizes the need to avoid complacency in the development of existing technologies and new opportunities.

The current Board, together with several members of the Technical Advisory Committee (see Item 9), has been aggressively pursuing the expansion of the Hybrid Fuels technology to meet the changing demands of the agricultural industry and to create additional economic and renewable energy opportunities.

Although our cash reserves at June 30, 2004 were limited to $7,907 related parties have indicated a willingness at the present time to continue to pay operating expenses and advance funds to pay legal, accounting and investor relations expenses. These related parties are not obligated to pay Company operating costs, and therefore, no assurances can be given that they will continue to do so.

Our ability to continue to operate in the future depends in part on the completion of the first operating facility. We estimate it will cost approximately $1 million to cover payables, build the first facility, begin the development of operating activities and deal with potential claimants. This estimate includes $350,000 for facility construction, $110,000 for cattle, $36,000 for payables (excluding shareholder loans and accrued executive salaries), $80,000 for salaries, consumables and other operating expenses until the facility begins to generate cash flow, and $250,000 for contingencies and the development of operating activities. The remaining $190,000 constitutes a reserve for any shortfalls in our estimation process or any unforeseen contingencies.

Management recognizes that to generate long-term cash flow, we need to develop operating activities. An integral part of the Company's plan involves completing and operating the first beef and ethanol facility to demonstrate to potential operators, lenders and investors that the technology works as described.

Our subsidiary, Hybrid Fuels (Canada) Inc., entered into a verbal agreement with an independent third party to construct a fully operational facility at Oyama, B.C. Part of the agreement will make the facility availability to the Company for training and demonstration purposes, through a lease or an operating agreement. The terms under which this facility will be operated are to be finalized when the construction is complete and all of the construction and start-up costs are known.

The first facility is being built at Oyama, on approximately six acres of farmland just north of Kelowna, British Columbia. As of June 30, 2004 the flooring for the facility was completed as well as the enclosure for the ethanol equipment. The gasifier (manure burning unit) and the Greener Pastures grass growing system was also on site.

The Oyama location provides Hybrid Fuels (Canada) Inc., supervisory capability and site control. Upon completion of construction, we anticipate being able to arrange lease financing in order to pay the construction costs. We anticipate that having a facility operating will make it possible to raise the funds necessary to develop operations through the sale of securities through a private placement.

PLAN OF OPERATION ASSUMING ADEQUATE CAPITAL RAISED

The major goal of placing the first facility in service is to demonstrate the economic feasibility of the system. Once this first facility is operating, we plan to use it as a demonstration and training facility and to earn revenue from its operation. Assuming that it will be necessary to pay market price for grain, bedding and other supplies and that we will receive no more than market price for the finished animals, our projections indicate that the facility should generate sufficient revenue to pay all of our operating costs, plus a small surplus that may be used toward development of operating activities. The financial institutions that have expressed interest in financing subsequent facilities want to see this first facility generate sufficient cash flow to pay all operating costs and debt service. We anticipate that the facility will show sufficient cash flow to make it possible for us to get approval for financing subsequent facilities.

An operating facility includes the barn, the ethanol making equipment, the bio-furnace or gasifier, "Greener Pastures" grass growing system, and the right to use the proprietary information and technology, as more fully described above. The cost of building this facility is anticipated to be approximately $350,000. Approximately $220,000 of this cost is for foundations and flooring, buildings, the gasifier, the ethanol making equipment, tanks and machinery. Soft costs, for such items as permits, engineering and other professional fees, survey and layout, site preparation, delivery of buildings and materials, rentals, small tools and miscellaneous, are estimated at $60,000. We estimate we will spend approximately $70,000 for construction labor and supervision.

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

We plan to add, on average, between 400 and 500 pounds per head during the finishing operation. The weight per head when we acquire the cattle will vary, principally due to the time of year when the cattle are acquired (most calves are born in the spring and are ready to be sold as feeder cattle seven months to a year later. Generally speaking, the older they are, the more they weigh. One of our fundamental assumptions is that the facility will have the potential to break even if we can sell finished cattle at prices per pound that are less than the prices per pound at which we purchase them. Generally in the cattle industry feeder cattle sell at a higher price per pound than finished cattle. The increase in weight during the finishing operation provides the potential for generating a profit or at least breaking even when selling finished cattle at a lower price per pound. For example, assume we purchase a 600-pound animal for $0.90 per pound, or $540, that we finish to 1000 pounds and sell at $0.85 per pound, or $850. The $310 difference between our purchase price and the sale price would have to cover the consumables purchased to prepare wet distillers grains for the animal and a pro rata share of the facility's operating costs,including debt service.

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

We do not plan to sell the ethanol produced by the first facility during at least the first two to three months of its operation. We have discussed with a local owner of a sawmill and trucking company giving him the ethanol for this two-to three-month period, with a view toward charging him in the future once he has determined that he can use the ethanol economically without harm to his equipment. Once the ethanol plant is at full capacity, we project that the plant will produce approximately 240 US gallons of ethanol per day, that could be sold at market prices slightly below the price of the diesel fuel with which it will be blended. The price of ethanol will vary, usually in tandem with the price of diesel. For example, assuming a price of $0.70 per gallon for ethanol, monthly sales of ethanol would be approximately $5,000.

Once we have operated the facility for four months, we believe that the actual financial results for the finishing operation and ethanol sales will provide us with the data needed to prepare pro forma financial information assessing the economic feasibility of the facility. If the data establishes the economic feasibility of the facility, we will then be able to implement our business plan, which is based on identifying third parties who will work with us to construct and operate their own facilities. If our assumptions prove wrong or we encounter unforeseen obstacles, our ability to demonstrate the facility's economic feasibility may be delayed, or, in the worst case, we may not be able to establish the economic feasibility of the facility.

Once we have established the economic feasibility of our demonstration facility, we intend to operate it and earn revenue from the sale of cattle and ethanol.

We intend to license our technology and provide our expertise to third parties that want to construct facilities. We expect to earn a profit and recognize revenue on the sale of each facility. We plan to charge fees in connection with the sale of each facility, based on the value to the operator of having us organize and supervise the construction of the facility and train the operator. We expect the fees from the sale of the facilities to be sufficient to cover all of the operating costs we will incur in qualifying candidates, training operators, supervising construction and start-up, etc., until royalties are received. It should be recognized that once the first facility is operational, that may lead to modifications of the planned methods of operation.

Once we have demonstrated our demonstration facility's economic feasibility for purposes of obtaining financing of subsequent facilities, we expect to have selected four operators. After operators have been selected, based on a screening process to select suitable candidates, we plan to train them and assist in constructing facilities.

We intend to lease to the operators, on a permanent basis, the separation column, that is used to distill the ethanol, and the spinner, that is used to separate the mash from the water after the fermentation process. These two items are integral parts of the facilities, and leasing them is designed to protect the secrecy of these most vital pieces of the technology. The lease payments will generate revenue for us and will be payable monthly in amounts yet to be finalized.

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

We expect to enter into contracts with our operators to act as their marketing arm for the beef and fuel. We expect this arrangement to generate revenue for us and give us control over greater quantities of both products than any individual operator would have. We believe this arrangement will provide us with the ability to make better deals with, and provide more secure delivery to, distributors and other purchasers. We believe that operators will appreciate being relieved of these marketing responsibilities, particularly if beef sales at premium prices generate greater revenue for them. Revenue for the Company is expected to come from the resale of the fuel and from a portion of any premium that the Company can obtain from the sale of the beef.

OPERATING RESULTS FOR THE YEAR ENDED JUNE 30, 2004

During the fiscal year ended June 30, 2004 the Company had no revenue and incurred losses of $312,249 compared to $253,935, for the comparable period the previous year. Management has met with various technical researchers, agriculture officials and consultants over the past year to discuss development and expansion of the Company's technology. This resulted in additional expenses for Travel and Promotion ($15,450) and Research and Development ($8,925) as compared to nil and $5 in fiscal 2003. The loss for the year also includes Executive Compensation for former Presidents Clay Larson ($36,000) and Alan Urschel ($13,670) for a total of $49,670 compared with $72,000 for the fiscal year ended June 30, 2003. Imputed interest for the year was comparable to the previous fiscal year and included $48,330 attributed to former President Clay Larson. Imputed interest is interest that is imputed on non-interest bearing amounts such as deferred executive compensation or amounts that are advanced to, or paid on behalf of the Company. Investor relations expense also increased to $52,974 from nil in the prior year as the Company retained a consultant to be a contact for the Company and to handle various administrative and promotional duties.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended June 30, 2004 the Company received $87,808 including:

     a)   $81,737 from issuing common stock
     b) $3,745 from related parties. These advances are non-interest bearing, unsecured and due on demand.
     c) $2,232 from non-related parties. These advances are non-interest bearing, unsecured and due on demand.

A total of $81,148 was used in operating activities. This resulted in an increase of cash of $6,660 and increased the Company's cash position from $1,247 at June 30, 2003 to $7,907 at June 30, 2004.

During the year ending June 30, 2004 the Company incurred non-cash financing activities by issuing 755,833 shares for services valued at $117,337 and issuing another 67,778 shares to settle debt valued at $13,791.

Related parties have indicated a willingness at the present time to continue to pay operating expenses and advance funds to pay legal, accounting and investor relations expenses. These related parties are not obligated to pay Company operating costs, and therefore, no assurances can be given that they will continue to do so.

For the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon our successful efforts to raise additional equity, financing and/or attain profitable operations. There is no guarantee that we will be able to complete any of the above objectives. At June 30, 2004 we had a working capital deficit of $616,791 and an accumulated deficit from inception of $1,791,246.

The Company expects that future capital requirements for developing and expanding technologies will bet met through stock offerings by way of private placements.

Item 7. FINANCIAL STATEMENTS
----------------------------

[GRAPHIC OMITTED]

MANNING ELLIOTT
CHARTERED ACCOUNTANTS

                   11th floor, 1050 West Pender Street, Vancouver, BC, V6E 3S7
                   Phone: 604.714.3600 Fax: 604.714.3669 Web: manningelliott.com


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders
of Hybrid Fuels, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Hybrid Fuels, Inc. (A Development Stage Company) as of June 30, 2004 and 2003 and the related statements of operations, stockholders' deficit and cash flows accumulated for the period from February 16, 1960 (Date of Inception) to June 30, 2004 and the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Hybrid Fuels, Inc. (A Development Stage Company), as of June 30, 2004 and 2003, and the results of its operations and its cash flows accumulated for the period from February 16, 1960 (Date of Inception) to June 30, 2004 and the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

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


/s/ "Manning Elliott"

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 6, 2004

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                  June 30,              June 30,
                                                                                    2004                  2003
                                                                                     $                      $
ASSETS

Current Assets

  Cash                                                                                7,907                 1,247
                                                                                 ----------            ----------
Total Assets                                                                          7,907                 1,247
                                                                                 ==========            ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                                   50,265                35,695
  Accrued liabilities                                                                 3,250                12,500
  Note payable and other advances (Note 3)                                           39,432                37,106
  Amounts owing to related parties (Note 4)                                         205,050               201,305
  Amounts owing to a former director (Note 5)                                       326,701               290,701
                                                                                 ----------            ----------
Total Liabilities                                                                   624,698               577,307
                                                                                 ----------            ----------
Redeemable and Restricted Common Stock (Note 7(c))                                  223,000               223,000
                                                                                 ----------            ----------

Commitments and Contingencies (Notes 1 and 7)
Subsequent Event (Note 9)

Stockholders' Deficit

Common Stock: $0.001 par value (Note 6)
  50,000,000 shares authorized
  23,371,980 shares are issued and outstanding (2003 - 21,950,600)                   23,372                21,950

Additional Paid-in Capital                                                          625,828               414,385

Donated Capital                                                                     329,554               243,602

Deferred Compensation                                                               (27,299)                   --

Deficit Accumulated During the Development Stage                                 (1,791,246)           (1,478,997)
                                                                                 ----------            ----------
Total Stockholders' Deficit                                                        (839,791)             (799,060)
                                                                                 ----------            ----------

Total Liabilities and Stockholders' Deficit                                           7,907                 1,247
                                                                                 ==========            ==========




   (The Accompanying Notes are an Integral Part of the Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)


                                                                    Accumulated from                   Years ended
                                                                   February 16, 1960        --------------------------------
                                                                   (Date of Inception)        June 30,              June 30,
                                                                    to June 30, 2004            2004                  2003
                                                                           $                      $                     $

Revenue                                                                      --                     --                     --
                                                                    -----------            -----------             -----------


Expenses
Deposits and advances written-off                                       255,512                     --                      --
Consulting fees                                                         157,417                 62,897                  88,000
Donated services (Note 4)                                                 7,500                  7,500                      --
Executive compensation (Note 5)                                         337,670                 49,670                  72,000
Filing and regulatory fees                                               26,130                  7,486                   1,014
General and administration                                               68,667                  5,327                   3,665
Imputed interest (Notes 4 and 5)                                        322,054                 78,452                  68,733
Interest                                                                 14,377                  4,437                   5,089
Investor relations                                                       69,672                 52,974                      --
Disputed compensation (Note 7(b))                                       243,463                     --                      --
Professional fees                                                       197,121                 16,978                  14,885
Rent and telephone                                                       45,295                  2,153                     544
Research and development                                                 16,925                  8,925                      --
Travel and promotion                                                     29,443                 15,450                       5
                                                                    -----------            -----------             -----------
                                                                      1,791,246                312,249                 253,935
                                                                    -----------            -----------             -----------
Net Loss                                                             (1,791,246)              (312,249)               (253,935)
                                                                    ===========            ===========             ===========
Net Loss Per Share - Basic and Diluted                                                           (0.01)                  (0.01)
                                                                                           ===========             ===========

Weighted Average Shares Outstanding                                                         22,351,000              21,600,000
                                                                                           ===========             ===========




   (The Accompanying Notes are an Integral Part of the Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit Accumulated from February 16, 1960 (Date of Inception) to June 30, 2004 (expressed in U.S. dollars)

                                                                                                        Deficit
                                                                                                      Accumulated
                                           # of               Additional                              During the       Total
                                          Shares      Par       Paid-in     Donated       Deferred    Development   Stockholders'
                                        Issued and   Value      Capital     Capital     Compensation     Stage        Deficit
                                        Outstanding    $          $            $             $             $             $


Cumulative from February 16, 1960
(Date of Inception) to June 30, 1997    15,000,000  15,000       3,398          -            -         (18,398)          -

Shares returned to treasury for
  cancellation                         (12,000,000)(12,000)     12,000          -            -               -           -
Shares issued to effect a reverse
  merger                                12,000,000  12,000     (12,000)         -            -               -           -
Net loss for the year                            -       -           -          -            -         (93,633)    (93,633)
-----------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998                15,000,000  15,000       3,398          -            -        (112,031)    (93,633)

Issuance of 1,900,000 shares             1,900,000   1,900      (1,900)         -            -               -           -
Issuance of shares for cash                 23,600      24      13,576          -            -               -      13,600
Imputed Interest                                 -       -           -     26,000            -               -      26,000
Net loss for the year                            -       -           -          -            -        (308,377)   (308,377)
-----------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                16,923,600  16,924      15,074     26,000            -        (420,408)   (362,410)

Cancellation of shares previously
  issued                                (1,900,000) (1,900)      1,900         -             -               -           -
Issuance of shares for no
  consideration                          3,000,000   3,000      (3,000)        -             -               -           -
Issuance of shares pursuant to a
  subscription agreement                 1,500,000   1,500     148,500         -             -               -     150,000
Imputed Interest                                 -       -           -     30,735            -               -      30,735
Net loss for the year                            -       -           -          -            -        (324,144)   (324,144)
-----------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000                19,523,600  19,524     162,474     56,735            -        (744,552)   (505,819)

Issuance of shares to settle debt        1,100,000   1,100     123,368          -            -               -     124,468
Imputed interest                                 -       -           -     59,202            -               -      59,202
Net loss for the year                            -       -           -          -            -        (312,660)   (312,660)
-----------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001                20,623,600  20,624     285,242    115,937            -      (1,057,212)   (634,809)

Issuance of shares to settle debt          200,000     200       9,800          -            -               -      10,000
Issuance of shares for services            100,000     100       4,900          -            -               -       5,000
Issuance of shares for cash                377,000     376      30,810          -            -               -      31,186
Imputed interest                                 -       -           -     58,932            -               -      58,932
Net loss for the year                            -       -           -          -            -        (167,850)   (167,850)
-----------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2002                21,300,600  21,300     331,352    174,869            -      (1,225,062)   (697,541)
Issuance of shares to settle debt          600,000     600      77,400          -            -               -      78,000
Issuance of shares for cash                 50,000      50       5,633          -            -               -       5,683
Imputed interest                                 -       -          -      68,733            -               -      68,733
Net loss for the year                            -       -          -           -            -        (253,935)   (253,935)
-----------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2003                21,950,600  21,950     414,385    243,602            -      (1,478,997)   (799,060)
Issuance of shares to settle debt           67,778      68      13,723          -            -               -      13,791
Issuance of shares for services            755,833     756     116,581          -            -               -     117,337
Issuance of shares for cash                597,769     598      81,139          -            -               -      81,737
Imputed interest                                 -       -           -     78,452            -               -      78,452
Donated services                                 -       -           -      7,500            -               -       7,500
Deferred compensation                            -       -           -          -      (27,299)           -        (27,299)
Net loss for the year                            -       -           -          -            -        (312,249)   (312,249)
-----------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2004                23,371,980  23,372     625,828    329,554      (27,299)     (1,791,246)   (839,791)
=============================================================================================================================

   (The Accompanying Notes are an Integral Part of the Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)






                                                                     Accumulated from              Years ended
                                                                    February 16, 1960     ----------------------------
                                                                    (Date of Inception)      June 30,      June 30,
                                                                     to June 30, 2004          2004          2003
                                                                            $                   $              $
  Cash Flows To Operating Activities

  Net loss                                                             (1,791,246)          (312,249)       (253,935)

  Adjustments to reconcile net loss to net cash
    Common shares issued for services                                     212,337            117,337          78,000
    Deferred executive compensation                                       324,000             36,000          72,000
    Other adjustment                                                         (502)                --              --
    Imputed interest                                                      322,054             78,452          68,733
    Deposits and advances written-off                                     255,512                 --              --
    Donated services                                                        7,500              7,500              --

  Change in operating assets and liabilities
    Prepaid expenses                                                      (27,299)           (27,299)             --
    Accounts payable and accrued liabilities                               67,306             19,111          23,830
                                                                       ----------           --------        --------
Net Cash Used In Operating Activities                                    (630,338)           (81,148)        (11,372)
                                                                       ----------           --------        --------
Cash Flows To Investing Activities

  Deposit and advances                                                   (255,512)                --              --
                                                                       ----------           --------        --------
Net Cash Used In Investing Activities                                    (255,512)                --              --
                                                                       ----------           --------        --------
Cash Flows From Financing Activities

  Proceeds from issuance of note payable                                   33,732                 94              --
  Proceeds from advances                                                  136,700              2,232              --
  Advances from a former director                                           2,701                 --              --
  Advances from related parties                                           205,050              3,745           1,672
  Proceeds from issuance of restricted common stock                       223,000                 --              --
  Proceeds from issuance of common stock                                  289,106             81,737           5,683
                                                                       ----------           --------        --------
Net Cash Provided By Financing Activities                                 890,289             87,808           7,355
                                                                       ----------           --------        --------
Effect of Exchange Rate Changes on Cash                                     3,468                 --           3,468
                                                                       ----------           --------        --------
Net Increase (Decrease) in Cash                                             7,907              6,660            (549)
Cash - Beginning of Year                                                       --              1,247           1,796
                                                                       ----------           --------        --------
Cash - End of Year                                                          7,907              7,907           1,247
                                                                       ==========           ========        ========
Non-Cash Financing Activities

  Common shares issued for services                                       222,337            117,337              --
  Common shares issued to settle debt                                     148,259             13,791          78,000
                                                                       ==========           ========        ========
Supplemental Disclosures

  Interest paid                                                                --                 --              --
  Income taxes paid                                                            --                 --              --
                                                                       ==========           ========        ========

   (The Accompanying Notes are an Integral Part of the Financial Statements)

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

     The Company is a development stage company with management devoting most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At June 30, 2004, the Company had a working capital deficit of $616,791 and an accumulated deficit of $1,791,246. These factors, among others, cause substantial doubt about the continuance of the Company as a going concern.

     The Company expects that future capital requirements for developing and expanding technologies will bet met through stock offerings by way of private placements.

2.       Summary of Significant Accounting Policies

     (a) Consolidated Financial Statements

         These consolidated financial statements represent the consolidation of the Company and its wholly owned subsidiary, Hybrid Fuels (Canada) Inc. The Company's subsidiary is currently inactive and has no material assets, liabilities or operations, other than the verbal agreement as disclosed in Note 7(d).

2.       Summary of Significant Accounting Policies (continued)

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

     (e) Foreign Currency Translation

         The Company's functional currency is the Canadian dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

     (f)  Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (g) Financial Instruments

         The fair values of cash, accounts payable, accrued liabilities, notes and advances payable, and amounts due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

2.       Summary of Significant Accounting Policies (continued)

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

     (j) Recent Accounting Pronouncements

         In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

3.       Note Payable and Other Advances

     (a) On September 15, 2000, the Company issued a note for $50,000 CND ($33,638 US) payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. Interest expense of $3,433 has been accrued for the year ended June 30, 2004 (2003 - $3,138). The note payable was $37,200 after translation into US dollars at June 30, 2004. The Company incurred a foreign currency translation loss of $1,040 that was charged to operations. Accrued interest from September 15, 2000 of $11,422 is included in accounts payable as of June 30, 2004.

     (b) A cash advance of CAD$3,000 from an unrelated party is non-interest bearing, unsecured and due on demand.

4        Related Party Transactions/Balances

     (a) The controlling shareholder is owed $199,371 (2003 - $197,115) for payment of rent, office expenses and professional fees on behalf of the Company. This amount is non-interest bearing, unsecured and without specific terms of repayment. Imputed interest of $30,122 (2003 - $29,365), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. An amount of $1,890 is owing to another shareholder. This amount is unsecured, non-interest bearing, with no specific terms of repayment.

     (b) The current President loaned the Company $2,300 and paid $1,489 for office and other expenses from personal funds. These amounts are unsecured, non-interest bearing and due on demand. During the year ended June 30, 2004, the Company recognized a total of $7,500 for donated services provided by the President of the Company.

     (c) On April 1, 2004 33,333 shares were issued to a former director for consulting services valued at $7,667. (d) On March 29, 2004 a total of 600,000 shares were issued to officers, who are also directors of the Company, for consulting services valued at $81,896. See Note 6(h).

     (e) During the year ended June 30, 2004 the Company paid CAD$8,000 to a former director.

     (f) On January 23, 2003 a total of 600,000 shares were issued to directors of the Company to settle debt of $78,000 owing for management, legal and accounting services rendered to the Company.


5.       Amounts Owing to a Former Director

     The former President, who was also a Director of the Company, was paid office and related expenses from personal funds in the amount of $16,486 of which $13,785 has been reimbursed with cash. Effective July 1, 1999 the President was entitled to a deferred salary of US$6,000 per month or $324,000 in total and was owed a total of $326,701 at June 30, 2004. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $48,330 (2003 - $39,368), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. The Company does not have a written employment contract with the former President.

6.       Common Shares

     (a) During the year ended June 30, 2003, 40,000 shares were issued for cash of $3,793 at an average price of $0.095 per share and 10,000 shares were issued for cash of $1,890 at an average price of $0.19 per share.

     (b) On January 23, 2003, 600,000 shares of common stock were issued to settle debt referred to in note 4(f).

     (c) On September 10, 2003, 40,000 shares of common stock were issued at a price of $0.25 per share to settle outstanding debt.

     (d) On September 10, 2003, 7,500 shares of common stock were issued at a price of $0.25 per share in consideration of services rendered.

     (e) On September 23, 2003, 7,500 shares of common stock were issued at a price of $0.25 per share in consideration of services rendered.

     (f) On October 23, 2003, 7,500 shares of common stock were issued at a price of $0.14 per share in consideration of services rendered.

     (g) On March 29, 2004, 27,778 shares of common stock were issued at a price of $0.14 per share to settle outstanding debt.

     (h) On March 29, 2004, 600,000 shares of common stock were issued to two directors at a price of $0.14 per share in consideration of services rendered. 400,000 of these shares relate to future services for the period from January 1 - December 31, 2004. As a result $27,299 has been charged to operations and the remaining balance of $27,299 has been set up as deferred compensation.

     (i) On March 29, 2004, 431,106 shares of common stock were issued for cash at a price of $0.14 per share.

     (j) On April 1, 2004, 133,333 shares of common stock were issued at $0.23 per share in consideration of services rendered.

     (k) On April 1, 2004, 166,663 shares of common stock were issued for cash at a price of $0.14 per share.


7.       Commitments and Contingencies

     Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action as follows:

     (a) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability that may incur arising out of the cancellation of such shares. The transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totalling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by subsequent shareholders. To date when these shares are delivered to a broker for possible resale the broker phones the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included, as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as the former administration has failed to provide addresses despite a number of requests. (b) Unauthorized and/or unsupported payments in the amount of $243,463 were made from Company funds by past officers of the Company during the period May, 1998 to June, 1999. The Company has requested a full accounting from the President of the Company during that time. All amounts that were unauthorized by the Board of Directors at the time or amounts that were not properly documented with invoices and receipts have been accounted for as disputed executive compensation. At such time as Company resources permit, the Company will seek legal advice to determine whether or not it is possible to recover all such disputed and unauthorized amounts from the previous administration.

     (c) Between October 1998 and June 1999, the administration at that time sold a total of 361,120 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum ("Offering") that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. Management had concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. To date, 23 subscribers, have, pursuant to this offer received 232,753 shares, representing $158,000. These shares are issued but not considered outstanding. The remaining 11 subscribers, who paid $65,000 for 128,367 shares, have not responded to the offer. These subscriptions are recorded as redeemable and restricted common shares until rescission rights have been revoked.

     (d) The Company's subsidiary, Hybrid Fuels (Canada) Inc., entered into a verbal agreement with an independent third party that will construct a fully operational facility at Oyama, B.C. Part of the agreement will make the facility availability to the Company for training and demonstration purposes, through a lease or an operating agreement. The terms under which this facility will be operated are to be finalized when the construction is complete and all of the construction and start-up costs are known.

8.       Income Tax

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $894,000 since inception on February 25, 1960. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     The components of the net deferred tax asset at June 30, 2004 and 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:


                                                    2004           2003
                                                      $             $
          Net Operating Loss                       190,000      113,000

          Statutory Tax Rate                            34%          34%

          Effective Tax Rate                            --           --

          Deferred Tax Asset                        64,600       38,420

          Valuation Allowance                      (64,600)     (38,420)
                                                   -------      -------
          Net Deferred Tax Asset                        --           --
                                                   =======      =======


9.       Subsequent Event

     On September 23, 2004 the Company issued 75,000 common shares at a price of CAD$0.10 per share for cash consideration of CAD$7,500.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

N/A

Item 8A.  CONTROLS AND PROCEDURES
---------------------------------

Within 90 days prior to the filing of this Form 10KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President/CEO/Acting CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13-14. Based upon that evaluation, the Company's President/CEO/Acting CFO concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10KSB.

There have been no significant changes in the Company's internal controls or in other factors, that could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

Item 8B. OTHER INFORMATION
--------------------------

N/A

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

On December 10, 2003, David Krahn and Alan Urschel were appointed to the Board of Directors of Hybrid Fuels, Inc. This brought the Board membership to five including incumbent members Clay Larson (President and CEO), John Morrison and Gordon Colledge.

On January 22, 2004, Clay Larson and John Morrison resigned to honor other business and personal commitments. The Board of Directors subsequently appointed Alan Urschel as acting President and CEO.

On April 8, 2004, Paul Warkentin succeeded Alan Urschel as President and CEO. Mr. Urschel relinquished his position on the Board to serve on the newly formed Technical Advisory Committee that was created to assist with moving the Company from the development stage to fully operational facilities. The Technical Advisory Committee will bring together the expertise from individuals across Canada to provide technical guidance for various Hybrid Fuels' proprietary processes.

As of June 30, 2004, the Board had a membership of three Directors: Paul Warkentin (President/CEO and Acting CFO), Gordon Colledge (Vice President) and David Krahn (Secretary-Treasurer).

The following table sets forth the name, age, and position of each of the persons who were serving as executive officers of Hybrid Fuels Inc. as of June 30, 2004.

NAME            AGE     POSITION                    DIRECTOR OR OFFICER SINCE

Paul Warkentin  37     President/Director                April 8, 2004

David Krahn     49     Secretary-Treasurer/              December 10, 2003
                       Director

Gordon Colledge 60     Vice-President/Director           September 26, 2000


The present and principal occupations of our directors and executive officers during the last five years are set forth below:

Paul Warkentin
--------------
Mr. Warkentin (37) of Landmark, Manitoba, Canada is a leading real estate agent and land developer in the Winnipeg area and brings a strong track record of entrepreneurial vision, marketing, customer service and leadership to Hybrid Fuels, Inc.

David Krahn
-----------
Mr. Krahn, (49) of Niverville, Manitoba, Canada is a professional Engineer with Dillon Consulting, a National Consulting firm and a consulting Engineer for The Red River Floodway in Manitoba.

Gordon Colledge
---------------
Mr. Colledge (60) of Lethbridge, Alberta, Canada, operates two privately held, family owned companies: Advance Communications Ltd. and Adcomm Research Ltd., both of which are involved in educational workshops,family mediation and succession planning for small businesses.

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are qualified and elected or appointed.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

During the fiscal year ended June 30, 2004, there were a total of four reports that were not filed on a timely basis:

Alan Urschel (Director) filed initial report of ownership (Form 3) on March 25, 2004 for his appointment as Director on December 10, 2003.

David Krahn (Director, Secretary-Treasurer)filed an initial report of ownership (Form 3) on March 26, 2004 for his appointment as Director on December 10, 2003.

David Krahn (Director, Secretary-Treasurer)filed a report of changes in ownership of Common Stock (Form 4) on May 19, 2004 for receipt of 200,000 restricted common shares on March 29, 2004.

Gordon Colledge (Director, Vice President)filed a report of changes in ownership of Common Stock (Form 4) on May 19, 2004 for receipt of 400,000 restricted common shares on March 29, 2004.

Item 10.  EXECUTIVE COMPENSATION
--------------------------------

Mr. Larson, the Company's past President and Director, began accruing salary in the amount of $6,000 per month from July 1, 1999, to December, 2003 inclusive which is being deferred until such time as the Company has adequate funds to pay compensation. Accrued salary for Mr. Larson totaled $36,000 for the fiscal year ended June 30, 2004.

Alan Urschel, the Company's President from January 22 to April 7 inclusive, was compensated with restricted common stock and cash for a total value of $13,670.

On March 29, 2004 David Krahn and Gordon Colledge each received 200,000 restricted shares for services. Gordon Colledge received an additional 200,000 shares for past services rendered.

                            SUMMARY COMPENSATION TABLE
                   Annual compensation         Long term compensation
-----------------------------------------------------------------------------
                              Other   Restricted Securities   LTIP    All
                              Annual    stock    underlying   payouts other
Name &      Year Salary Bonus Compen-   awards   options/SARs  ($)    Compen-
Principal         ($)    ($)  sation($)  ($)        (#)               sation
Position
-----------------------------------------------------------------------------
Clay Larson  2004   nil   -0-    -0-      -0-         -0-       -0-     -0-
Pres./CEO    2003 72,000  -0-    -0-      -0-         -0-       -0-     -0-
             2002 72,000  -0-    -0-      -0-         -0-       -0-     -0-
Alan Urschel 2004 13,670* -0-    -0-      -0-         -0-       -0-     -0-
Pres./CEO
-----------------------------------------------------------------------------
* comprised of 33,333 restricted common shares valued at $7,667 and cash of $6,003.

At the present time, the Company does not have any other compensation agreements or plans with any officers and/or directors of the Company. The Company does intend to enter into such agreements in the future when resources allow.

It is the Company's intention to appoint not more than four new directors who will be remunerated in accordance with their responsibilities with the Company. At year end, no prospective directors had been identified. At such time as new directors and/or officers are appointed, the Company will adopt an appropriate compensation plan.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above that would in any way result in payments to any such person upon termination of their employment with the company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------

The following table sets forth as of October 8, 2004, the name and the number of shares of the Registrant's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 23,679,733 issued and outstanding shares (see Consolidated Statement of Shareholders Equity in Financial Statements) of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


Title  of   Name and Address of     Amount and Nature of     Percentage of
Class       Beneficial Owner        Beneficial Ownership     Class
-------------------------------------------------------------------------
Common      Donald  Craig                    1,475,000               6.23%
            12650 Ponderosa Road
            Winfield, B.C. V4V 2G8

Common      Clay  Larson                     1,200,000               5.07%
            740  Westpoint  Crt.
            Kelowna,  B.C. V1W 2Z4

Common      David Krahn (1)                    253,000               1.07%
            237 Main Street
            Box 880
            Niverville, MB
            R0A 1E0

Common      Paul Warkentin (1)                 235,000               0.99%
            237 Main Street
            Box 880
            Niverville, MB
            R0A 1E0

Common      Gordon Colledge (1)                812,000               3.43%
            237 Main Street
            Box 880
            Niverville, MB
            R0A 1E0

Common      Auchengrey Ltd.                  1,500,000               6.33%
            Diane Smith,
            PO Box 3321,
            Tortula, BVI.

Common      Killaloe Ltd.                    2,000,000               8.45%
            Don Murray,
            Drake Chambers,
            Tortula, BVI

--------------------------------------------------------------------------------
Common      Total Officers and Directors
            as a  Group (3 Persons)          1,300,000              5.49%
--------------------------------------------------------------------------------

(1) Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

In 1998, Donald Craig, who owns more that 5% of the issued shares of the Company, loaned $499,059 to the Company, of which $365,590 was repaid in cash. He also paid expenses and loaned money to the Company of $62,786, with the result that the Company owed him $199,371 as of June 30, 2004. The loan is non-interest bearing, payable on demand with no fixed terms of repayment. Imputed interest is calculated at 15% to reflect the risk of the loan and that interest is charged to operations and treated as donated capital.

The current President, Paul Warkentin, donated services valued at $7,500 during the period from April 8, 2004 to June 30, 2004 inclusive.

The Company does not expect to have any significant dealings with affiliates. Presently, other than as described above, none of the officers and directors have any transactions that they contemplate entering into with the Company.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

a. EXHIBITS:

Exhibit 3.1 Articles of Incorporation (1)

Exhibit 3.2 Bylaws (1)

Exhibit 4.1 Specimen stock certificate (2)

Exhibit 31.1 Principal Executive Officer and Acting Principal Financial Officer Certification (section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.1 Principal Executive Officer and Acting Principal Financial Officer Certification (section 906 of the Sarbanes-Oxley Act of 2002)

(1) Incorporated by reference from the Company's Form 10-SB filed with the SEC on February 7, 2000.

(2) Incorporated by reference from the Company's Form 10-QSB filed with the SEC on May 15, 2001.


b.  REPORTS ON FORM 8-K:

N/A

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

The following table discloses accounting fees and services that we paid to our auditor, Manning Elliott:

Type Of Services Rendered           Fiscal Yr 2004   Fiscal Yr 2003

Audit Fees                               $4,200            $4,200
Audit-Related Fees                          nil               nil
Tax Fees                                    nil               nil
All Other Fees                              nil               nil

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Hybrid Fuels, Inc.

Date: October 13, 2004

By: /s/ Paul Warkentin                        By: /s/ Gordon Colledge
---------------------------------             ----------------------------------

Name:   Paul Warkentin                       Name:     Gordon Colledge
Title:  President/CEO/Acting CFO             Title:    Vice President