Form 10QSB
period 2004-09-30
HYBRID FUELS INC
filed 2004-11-15
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _______ to _______

                               -------------------

                         Commission File Number 0-29351

                               HYBRID FUELS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


                 NEVADA                               88 0384399
                 ------                               ----------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)


         237 Main Street, Box 880, Niverville, Manitoba         R0A 1E0
           (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (888) 550-2333


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90
days.  Yes [X]   No [_]

The number of issued and outstanding shares of the registrant's common stock as of November 10, 2004 was 23,679,733.

Transitional Small Business Disclosure Format (Check one): Yes [_]  No [X]

                                TABLE OF CONTENTS



PART-I     FINANCIAL INFORMATION                                            PAGE

Item 1     Financial Statements............................................... 3

Item 2     Plan of Operation................................................. 12

Item 3     Controls and Procedures........................................... 16


PART-II    OTHER INFORMATION                                                PAGE

Item 1     Legal Proceedings................................................. 17

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds ...... 17

Item 3     Defaults Upon Senior Securities................................... 17

Item 4     Submission of Matters to a Vote of Security Holders............... 17

Item 5     Other Information................................................. 17

Item 6     Exhibits and Reports on Form 8-K.................................. 17

           Signature......................................................... 17

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


Item 1. Financial Statements
----------------------------

Hybrid Fuels, Inc.
(A Development Stage Company)


September 30, 2004
                                                                           Index


Consolidated Balance Sheets................................................ F-1

Consolidated Statements of Operations...................................... F-2

Consolidated Statements of Cash Flows...................................... F-3

Notes to the Consolidated Financial Statements............................. F-4

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                      September 30,        June 30,
                                                                                          2004               2004
                                                                                           $                   $
                                                                                      (unaudited)          (audited)
ASSETS

Current Assets

  Cash                                                                                       291                7,907
                                                                                      ----------           ----------

Total Assets                                                                                 291                7,907
                                                                                      ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                                        48,296               50,265
  Accrued liabilities                                                                      5,550                3,250
  Note payable and other advances (Note 3)                                                41,742               39,432
  Amounts owing to related parties (Note 4)                                              209,309              205,050
  Amounts owing to a former director (Note 5)                                            326,701              326,701
                                                                                      ----------           ----------

Total Liabilities                                                                        631,598              624,698
                                                                                      ----------           ----------

Redeemable and Restricted Common Stock (Note 7(c))                                       223,000              223,000
                                                                                      ----------           ----------

Commitments and Contingencies (Notes 1 and 7)

Stockholders' Deficit

Common Stock: $0.001 par value (Note 6)
  50,000,000 shares authorized
  23,446,980 and 23,371,980 shares issued and outstanding respectively                    23,447               23,372

Additional Paid-in Capital                                                               631,450              625,828

Donated Capital                                                                          356,781              329,554

Deferred Compensation                                                                    (13,649)             (27,299)

Deficit Accumulated During the Development Stage                                      (1,852,336)          (1,791,246)
                                                                                      ----------           ----------

Total Stockholders' Deficit                                                             (854,307)            (839,791)
                                                                                      ----------           ----------

Total Liabilities and Stockholders' Deficit                                                  291                7,907
                                                                                      ==========           ==========



    (The Accompanying Notes are an Integral Part of the Financial Statements)
                                       F-1

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)




                                                                   Accumulated from
                                                                   February 16, 1960          Three Months Ended
                                                                  (Date of Inception)   ------------------------------
                                                                   to September 30,     September 30,    September 30,
                                                                        2004                2004             2003
                                                                         $                   $                $

Revenue                                                                     --                     --              --
                                                                    ----------             ----------      ----------

Expenses

Deposits and advances written-off                                      255,512                     --              --
Consulting fees                                                        171,066                 13,649           3,750
Donated services (Note 4)                                               15,000                  7,500              --
Executive compensation (Note 5)                                        337,670                     --          18,000
Filing and regulatory fees                                              26,662                    532              60
General and administration                                              72,625                  3,958              18
Imputed interest (Notes 4 and 5)                                       341,781                 19,727          19,076
Interest and bank charges                                               15,302                    925           1,098
Investor relations                                                      80,716                 11,044              --
Disputed compensation (Note 7(b))                                      243,463                     --              --
Professional fees                                                      200,421                  3,300             534
Rent and telephone                                                      45,736                    441             131
Research and development                                                16,925                     --              --
Travel and promotion                                                    29,457                     14              --
                                                                    ----------             ----------      ----------
                                                                     1,852,336                 61,090          42,667
                                                                    ----------             ----------      ----------
Net Loss for the Period                                             (1,852,336)               (61,090)        (42,667)
                                                                    ==========             ==========      ==========
Net Loss Per Share - Basic and Diluted                                                             --              --
                                                                                           ==========      ==========

Weighted Average Shares Outstanding                                                        23,397,000      21,978,000
                                                                                           ==========      ==========



    (The Accompanying Notes are an Integral Part of the Financial Statements)
                                       F-2

Hybrid Fuels, Inc.
(A Development Stage Company
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                                                           Three Months Ended
                                                                                      -----------------------------
                                                                                      September 30,  September 30,
                                                                                          2004            2003
                                                                                            $              $
Cash Flows Used In Operating Activities

  Net loss                                                                             (61,090)         (42,667)

  Adjustments to reconcile net loss to net cash
    Common shares issued for services                                                       --            3,750
    Deferred executive compensation                                                         --           18,000
    Imputed interest                                                                    19,727           19,076
    Donated services                                                                     7,500               --
    Deferred compensation                                                               13,650               --

  Change in operating assets and liabilities
    Accounts payable and accrued liabilities                                               331             (766)
                                                                                       -------          -------
Net Cash Used In Operating Activities                                                  (19,882)          (2,607)
                                                                                       -------          -------
Cash Flows From Financing Activities

    Proceeds from advances                                                               2,310               --
    Advances from related parties                                                        4,259            2,256
    Proceeds from issuance of common stock                                               5,697               --
                                                                                       -------          -------
Net Cash Provided By Financing Activities                                               12,266            2,256
                                                                                       -------          -------
Net Decrease in Cash                                                                    (7,616)            (351)
Cash - Beginning of Period                                                               7,907            1,247
                                                                                       -------          -------
Cash - End of Period                                                                       291              896
                                                                                       =======          =======
Non-Cash Financing Activities

    Common shares issued for services                                                       --            3,750
    Common shares issued to settle debt                                                     --           10,000
                                                                                       =======          =======
Supplemental Disclosures

  Interest paid                                                                             --               --
  Income taxes paid                                                                         --               --
                                                                                       =======          =======



    (The Accompanying Notes are an Integral Part of the Financial Statements)
                                       F-3

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

     The Company is a development stage company with management devoting most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At September 30, 2004, the Company had a working capital deficit of $631,307 and an accumulated deficit of $1,852,336. These factors cause substantial doubt about the continuance of the Company as a going concern.

     The Company expects that future capital requirements for developing and expanding technologies will be met through stock offerings by way of private placements.

2.   Summary of Significant Accounting Policies

     (a) Consolidated Financial Statements

         These consolidated financial statements represent the consolidation of the Company and its wholly-owned subsidiary, Hybrid Fuels (Canada) Inc. The Company's subsidiary is currently inactive and has no material assets, liabilities or operations, other than the verbal agreement as disclosed in Note 7(d).

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

     (f) Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.       Note Payable and Other Advances

     (a) On September 15, 2000, the Company issued a note for CAD $50,000 (US$33,638) payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. Interest expense of $901 has been accrued for the quarter ended September 30, 2004 (2003 - $833). Accrued interest of $12,323 is included in accounts payable. The note payable was $39,380 after translation into US dollars at September 30, 2004. The Company incurred a foreign currency translation loss of $2,180 that was charged to operations.

     (b) A cash advance of CAD$3,000 from an unrelated party is non-interest bearing, unsecured and due on demand.

4        Related Party Transactions/Balances

     (a) The controlling shareholder is owed $199,371 (2003 - $197,115) for payment of rent, office expenses and professional fees on behalf of the Company. This amount is non-interest bearing, unsecured and without specific terms of repayment. Imputed interest of $7,476 (2003
         - $7,500), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. An amount of $1,890 is owing to another shareholder. This amount is unsecured, non-interest bearing, with no specific terms of repayment.

     (b) The current President loaned the Company $2,300 and is also due $1,576 for office and other expenses paid for on behalf of the Company. These amounts are unsecured, non-interest bearing and due on demand. During the quarter ended September 30, 2004, the Company recognized a total of $7,500 for donated services provided by the President of the Company.

     (c) The current Vice-President is due $4,172 for office and other expenses paid for on behalf of the Company. These amounts are unsecured, non-interest bearing and due on demand.

5.   Amounts Owing to a Former Director

     The former President, who was also a Director of the Company, was paid office and related expenses from personal funds in the amount of $16,486 of which $13,785 has been reimbursed with cash. Effective July 1, 1999 the President was entitled to a deferred salary of US$6,000 per month or $324,000 in total and was owed a total of $326,701 at September 30, 2004. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $12,251 (2003 - $11,596), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. The Company does not have a written employment contract with the former President.

6.   Common Shares

     (a) During the year ended June 30, 2003, 40,000 shares were issued for cash of $3,793 at an average price of $0.095 per share and 10,000 shares were issued for cash of $1,890 at an average price of $0.19 per share.

     (b) On January 23, 2003, 600,000 shares of common stock were issued to settle debt referred to in note 4(c).

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

     (l) On September 1, 2004, 25,000 shares of common stock were issued for cash at a price of $0.08 per share.

     (m) On August 31, 2004, 50,000 shares of common stock were issued for cash at a price of $0.08 per share.

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

ITEM 2.  Plan of Operation
--------------------------

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the year ended June 30, 2004. Actual results could differ materially from the results discussed in the forward-looking statements. The Company assumes no responsibility to correct or update the forward looking statements as circumstances change and therefore, the forward looking statements should be assumed to speak only as at the date of the filing of this report.

Hybrid Fuels Inc. is a developmental stage company and has had no income since the acquisition of the hybrid fuels technology in June 1998, nor is it likely to have any significant cash flow until after the end of its current quarter ending December 31, 2004.

In their opinion on our June 30, 2004 financial statements, our independent auditors raised doubt regarding our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception.

Management recognizes the importance of not only developing existing technologies but creating new opportunities as well. The current Board, together with several members of the Technical Advisory Committee, has been aggressively pursuing the expansion of the Hybrid Fuels technology to meet the changing demands of the agricultural industry and to create additional economic and renewable energy opportunities.

Although the Company is in the developmental stages, the process behind Hybrid Fuels' intended business has been researched and developed over more than a decade. A facility that integrated the process described below was constructed and operated near Dalum, Alberta from 1994 to 1996. That facility was designed to prove the concepts and included all of the ethanol-producing and cattle-feeding features of a full-scale commercial operation. That operation is the source of the actual operating results that are referred to later in this report.

After the Dalum facility was closed in 1996, further research, development and construction enabled us to modify the construction material requirements and facility layout to improve the buildings and equipment and refine the process, which is now ready for market.

Currently, the Company's intended principal business is to market farm-scale facilities that integrate beef operations with the production of ethanol. The main source of revenue for the Company is expected to come from the resale of the fuel and from a portion of any premium that the Company can obtain from the sale of the beef.

An operating facility includes the cattle barn, the ethanol-producing equipment, the bio-furnace or gasifier, "Greener Pastures" grass growing system, and the right to use the proprietary information and technology.

In these facilities, grain, corn or other feedstock is fermented and then distilled to make the ethanol. The ethanol production process also generates a high protein mash, called "distillers grain" and water, called "stillage water". These contain nutrients and are used as feed and water for livestock. By using the distillers grain and stillage water on site the animals receive the benefit of the nutrients in these byproducts. In addition, the facilities do not incur the costs of drying the distillers grain and transporting it as would be necessary if it were to be used at another site. A further benefit is that no costs are incurred to dispose of the stillage water. Rather than the stillage water being something that is costly to be disposed of, it instead becomes a valuable feed product.

The manure and used bedding straw are cleaned up frequently, thus removing the media in which disease would otherwise grow. This waste material will be burned in a gasifier and the heat produced is used in the fermentation and distillation processes. From discussions with the gasifier manufacturer, management believes that a surplus of sufficient heat will enable the operation of a greenhouse, if the operator so desires.

The ethanol is intended to be mixed with a proprietary emulsifier and diesel fuel. When this emulsion was tested at The British Columbia Institute of Technology in June, 1996, in an unaltered diesel engine, it reduced the particulate (black smoke) emissions by over 62% and the NOx emissions by over 22%, without any loss of engine power.

The cost of building this facility is anticipated to be approximately $350,000. Approximately $220,000 of this cost is for foundations and flooring, buildings, the gasifier, the ethanol-producing equipment, tanks and machinery. Soft costs, for such items as permits, engineering and other professional fees, survey and layout costs, site preparation, delivery of buildings and materials, equipment rentals, tools and miscellaneous items, are estimated to cost $60,000. We estimate we will also spend approximately $70,000 for construction labour and supervision.

The completion and operation of the first beef and ethanol facility will enable the Company to demonstrate to potential operators and investors that the technology works as described. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon raising capital through private placements and achieving profitable operations. We do not have any long-term commitments for financing at this time.

In the quarter ending September 30, 2003 our subsidiary, Hybrid Fuels (Canada) Inc., entered into a verbal agreement with an independent third party to construct a fully operational facility at Oyama, B.C. Part of the agreement will make the facility available to the Company for training and demonstration purposes, through a lease or an operating agreement. The terms under which this facility will be operated are to be finalized when the construction is complete and all of the construction and start-up costs are known.

After the end of the most recent quarter, the concrete flooring and the building exterior for both the ethanol facility and cattle barn had been completed at Oyama, BC, Canada. This site at Oyama, on approximately six acres of farmland, was chosen because it provides the company with good site control and supervisory ability that is important to the completion of the first facility.

Once we have a demonstration facility which has proven our technology and processes, we intend that our subsidiary, Hybrid Fuels (Canada) Inc., will operate it and the Company will earn revenue from the sale of cattle and ethanol.

The primary goal of placing the first facility in service is to demonstrate the economic feasibility of the system. Once this first facility is operating, we plan to use it as a demonstration and training facility and to earn revenue from its operation. Assuming that it will be necessary to pay market price for grain, bedding and other supplies and that we will receive no more than market price for the finished animals, our projections indicate that the facility should generate sufficient revenue to pay all of our operating costs, plus a small surplus that may be used toward development of operating activities. Third parties that have expressed interest in financing subsequent facilities through private placements want to see this firstfacility generate sufficient cash flow to pay all operating costs and debt service. We anticipate that the facility will show sufficient cash flow to make it possible for us to finance subsequent facilities.

We have designed the barn to accommodate 200 head of cattle. As we near the end of testing the facility, we plan to begin the finishing operation for the cattle, with an initial group of 20 to 25 head of cattle. The finishing operation is designed to function on a staggered basis, so that every two weeks (initially) we will bring in an additional 20 to 25 head of cattle. We will sell the cattle on the same staggered basis as they complete the finishing process. As we gain experience with the facility, we intend to bring cattle in at the rate of 40 to 50 head at a time on three to five-week intervals to take maximum advantage of the size of the trucks that will be used to transport the cattle.

The cattle will begin the finishing operation in quieting pens where they will spend approximately two weeks being transitioned from their prior diet to the wet distillers grains diet. After completing the diet transition, the cattle will be moved into the barn, where, on average, they will spend approximately 100 days being fed the finishing diet. At the end of the finishing operation, our plans for this demonstration facility call for the cattle to be sold at auction. As one group of cattle is sold, another takes its place, as both the finishing operation and our staggered acquisition scheme are scheduled to take approximately three to four months, depending on the duration of the finishing process. As a result of using this staggered acquisition scheme, we will not run the facility at full capacity until approximately four months have passed from the facility becoming operational. As a result the cattle we begin selling during the fourth month, which will generate our initial revenues, will bear a disproportionate amount of fixed costs compared to cattle sold beginning in the eighth month. We believe, however, that at the end of the fourth month, when we sell the first group of finished cattle, we will have an initial set of data from which to prepare pro forma information for purposes of estimating cash flows to prospective financiers of future facilities, rather than having to wait until the end of the eighth month, to present this information.

We plan to add, on average, between 400 and 500 pounds per head of cattle during the finishing operation. The weight per head when we acquire the cattle will vary, principally due to the time of year when the cattle are acquired (most calves are born in the spring and are ready to be sold as feeder cattle seven months to a year later). One of our fundamental assumptions is that the facility will have the potential to break even if we can sell finished cattle at prices per pound that are less than the prices per pound at which we purchase them. Generally, in the cattle industry, feeder cattle sell at a higher price per pound than finished cattle. The increase in weight during the finishing operation provides the potential for generating a profit or at least breaking even when selling finished cattle at a lower price per pound. For example, assume we purchase a 600-pound animal for $0.90 per pound (or $540) and that we finish the animal to 1000 pounds and sell at $0.85 per pound, or $850. The $310 difference between our purchase price and the sale price would have to cover the consumables purchased to prepare wet distillers grains for the animal and a pro rata share of the facility's operating costs, including debt service.

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

We do not plan to sell the ethanol produced by the first facility during at least the first two to three months of its operation. We have discussed an arrangement with a local owner of a sawmill and trucking company to give him the ethanol during this two to three-month period, with a view toward charging him for the ethanol in the future once he has determined that he can use the ethanol economically without harm to his equipment. Once the ethanol facility is operating at full capacity, we project that the facility will produce approximately 240 US gallons of ethanol per day, that could be sold at market prices slightly below the price of the diesel fuel with which it will be blended. The price of ethanol will vary, usually in tandem with the price of diesel. For example, assuming a price of $0.70 per gallon for ethanol, monthly sales of ethanol would be approximately $5,000.

Once we have operated the facility for four months, we believe that the actual financial results for the finishing operation and ethanol sales will provide us with the data needed to prepare pro forma financial information assessing the economic feasibility of the facility. If the data establishes the economic feasibility of the facility, we will then be able to implement our business plan, which is based on identifying third parties who will work with us to construct and operate their own facilities. If our assumptions prove wrong or we encounter unforeseen obstacles, our ability to demonstrate the facility's economic feasibility may be delayed.

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

Once we have demonstrated our demonstration facility's economic feasibility for purposes of obtaining financing for subsequent facilities, we expect to have selected four operators. After operators have been selected, based on a screening process to select suitable candidates, we plan to train them and assist in constructing facilities.

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

For a more detailed description of the entire process, including sources of information and references, the reader is referred to the Company's Form 10-KSB for the year ended June 30, 2004. Although there are no operating facilities at the moment, the Company is expecting to have the first facility operating in fiscal year 2004/2005.

Results of Operations For The Three Months Ended September 20, 2004
-------------------------------------------------------------------

The loss for the present quarter is $61,090 compared to $42,667 for the comparable quarter last year. This difference is mainly attributable to an increase in consulting fees of $9,899 to $13,649 from $3750 in the comparable quarter last year and investor relations expenses of $11,044 which was nil in the comparable quarter last year.

Executive compensation was nil as compared to $18,000 for the comparable quarter last year. The monthly accrual of $6,000 in deferred salary for the quarter ended September 30, 2003 was attributed to former CEO Clay Larson who resigned in January 2004. Imputed interest, a non-cash item, on the amount owing to the former President totaled $12,251 for the current quarter compared to $11,596 for the comparable quarter last year.

Donated services in the amount of $7,500, which also does not represent a cash outlay, was attributed to CEO Paul Warkentin for the current quarter.

At the end of the quarter, the Company had cash of $291 down from $7,907 at the end of the previous quarter. During the quarter we received $2,310 from a non-related party, $4259 from a related party and $5,697 from the issuance of common stock. A total of $19,882 was used to fund our operations.

Although we currently do not have significant cash reserves, related parties have indicated a willingness to provide operating capital in exchange for restricted common shares. These related parties are under no obligation and no assurances can be given that they will continue to do so.

ITEM 3.  Controls and Procedures
--------------------------------

Based on an evaluation as of a date within 90 days of the filing date of this report, the Company's Principal Executive Officer and acting Principal Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
-------------------------

No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interest in actions that are adverse to the Company's interests.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

On September 23, 2004 the Company issued 75,000 shares of restricted common stock to two investors for operating capital. The common stock was issued at a value of $.10 per share (Cdn Funds).

The foregoing issuances of common stock were made in reliance upon the exemption from registration set forth in Regulation S promulgated under of the Securities Act of 1933 for transactions not involving a US person. No underwriters were engaged in connection with the foregoing issuances of securities.

Item 3. Defaults Upon Senior Securities
---------------------------------------

N/A

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

N/A

Item 5. Other Information
-------------------------

N/A

Item 6.  Exhibits
-----------------

Exhibit 31.1 Principal Executive Officer and Acting Principal Financial Officer Certification (section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.1 Principal Executive Officer and Acting Principal Financial Officer Certification (section 906 of the Sarbanes-Oxley Act of 2002)


Signature
---------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HYBRID FUELS, INC.

By: /s/ Paul Warkentin
----------------------

Name:   Paul Warkentin
Title:  President/CEO/Acting CFO


Dated:  November 15, 2004