Form 10KSB/A
period 2004-06-30
HYBRID FUELS INC
filed 2005-02-16
CIK 1104200

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

N/A

Item 8A.  CONTROLS AND PROCEDURES
---------------------------------


Based on an evaluation as of the end of the period, the Company's Principal Executive Officer and Acting Principal Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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


Date: February 16, 2005


By: /s/ Paul Warkentin                        By: /s/ Gordon Colledge
---------------------------------             ----------------------------------

Name:   Paul Warkentin                        Name:     Gordon Colledge
Title:  President/CEO/Acting CFO              Title:    Vice President