Form 10QSB
period 2004-12-31
HYBRID FUELS INC
filed 2005-02-22
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2004

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



         237 Main Street, Box 880, Niverville, Manitoba            R0A 1E0
             (Address of principal executive offices)           (Postal Code)

       Registrant's telephone number, including area code: (888) 550-2333



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [_]

The number of issued and outstanding shares of the registrant's common stock as of February 22, 2005 was 24,829,733.

Transitional Small Business Disclosure Format (Check one):   Yes [_] No [X]

                                TABLE OF CONTENTS



PART-I            FINANCIAL INFORMATION                                                             PAGE

Item 1            Financial Statements............................................................. F-0

Item 2            Plan of Operation.................................................................  3

Item 3            Controls and Procedures...........................................................  5


PART-II           OTHER INFORMATION                                                                 PAGE

Item 1            Legal Proceedings.................................................................  5

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds.......................  5

Item 3            Defaults Upon Senior Securities...................................................  6

Item 4            Submission of Matters to a Vote of Security Holders...............................  6

Item 5            Other Information.................................................................  6

Item 6            Exhibits and Reports on Form 8-K..................................................  6

                  Signature.........................................................................  7


Hybrid Fuels, Inc.
(A Development Stage Company)

                                                                                                    Index


Consolidated Balance Sheets..........................................................................F-1

Consolidated Statements of Operations................................................................F-2

Consolidated Statements of Cash Flows................................................................F-3

Notes to the Consolidated Financial Statements.......................................................F-4

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                        December 31,      June 30,
                                                                                            2004            2004
                                                                                             $               $
                                                                                        (unaudited)      (audited)
ASSETS

Current Assets

  Cash                                                                                          548           7,907
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                    548           7,907
====================================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                                           60,456          50,265
  Accrued liabilities                                                                         2,500           3,250
  Note payable and other advances (Note 3)                                                   44,006          39,432
  Amounts owing to related parties (Note 4)                                                 207,708         205,050
  Amounts owing to a former director (Note 5)                                               326,701         326,701
--------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                   641,371         624,698

Redeemable and Restricted Common Shares (Note 7(b))                                         223,000         223,000
--------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                           864,371         847,698
--------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 7)

Stockholders' Deficit

Common Stock: $0.001 par value; 50,000,000 shares authorized
23,596,980 and 23,371,980 shares issued and outstanding, respectively                        23,597          23,372

Additional Paid-in Capital                                                                  643,475         625,828

Donated Capital                                                                             384,009         329,554

Deferred Compensation                                                                             -         (27,299)

Deficit Accumulated During the Development Stage                                         (1,914,904)     (1,791,246)
--------------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                                (863,823)       (839,791)
--------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                                     548           7,907
====================================================================================================================



    (The Accompanying Notes are an Integral Part of the Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                         Accumulated from
                                         February 26, 1960
                                        (Date of Inception)          Three Months Ended           Six Months Ended
                                          to December 31,                December 31,                December 31,
                                               2004                  2004          2003          2004          2003
                                                 $                     $             $             $             $
Revenue                                               -               -             -             -             -
-------------------------------------------------------------------------------------------------------------------

Expenses

Consulting fees                                  97,820               -             -             -             -
Deposit and advances written-off                255,512               -             -             -             -
Donated services (Note 4)                        22,500           7,500             -        15,000             -
Executive compensation                          573,466               -        18,000             -        36,000
General and administrative                      261,888          19,164         1,383        36,078         2,691
Imputed interest (Note 4 and 5)                 361,509          19,728        19,751        39,455        38,827
Professional fees                               202,947           2,526             -         5,826           534
Research and development                         16,925               -             -             -             -
Stock-based compensation (1)                    122,337          13,650             -        27,299         3,750
-------------------------------------------------------------------------------------------------------------------
Total Expenses                                1,914,904          62,568        39,134       123,658        81,802
-------------------------------------------------------------------------------------------------------------------
Net Loss                                     (1,914,904)        (62,568)      (39,134)     (123,658)      (81,802)
===================================================================================================================
Net Loss Per Share                                                    -             -        (0.01)             -
===================================================================================================================

Weighted Average Shares Outstanding                          23,553,000    22,006,000    23,475,000    21,983,000
===================================================================================================================


(1) Stock-based compensation is
    excluded from the following:

     Consulting fees                             86,896          13,650             -        27,299         3,750
     Executive compensation                       7,667               -             -             -             -
     General and administrative                  27,774               -             -             -             -
-------------------------------------------------------------------------------------------------------------------
                                                122,337          13,650             -        27,299         3,750
===================================================================================================================


    (The Accompanying Notes are an Integral Part of the Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                                            Six Months Ended
                                                                                              December 31,
                                                                                          2004            2003
                                                                                            $              $
  Cash Flows To Operating Activities

    Net loss                                                                              (123,658)       (81,802)

    Adjustments to reconcile net loss to net cash used in
    operating activities
      Accrued executive compensation                                                             -         36,000
      Amortization of deferred compensation and other
      stock-based compensation                                                              27,299          3,750
      Donated services                                                                      15,000              -
      Imputed interest                                                                      39,455         38,827

    Change in operating assets and liabilities
      Accounts payable and accrued liabilities                                               9,441             87
  -----------------------------------------------------------------------------------------------------------------
  Net Cash Used In Operating Activities                                                    (32,463)        (3,138)
  -----------------------------------------------------------------------------------------------------------------
  Net Cash Used In Investing Activities                                                          -              -
  -----------------------------------------------------------------------------------------------------------------
  Cash Flows From Financing Activities

    Advances from related parties                                                            2,658          2,256
    Proceeds from issuance of common stock                                                  17,872              -
  -----------------------------------------------------------------------------------------------------------------
  Net Cash Provided By Financing Activities                                                 20,530          2,256
  -----------------------------------------------------------------------------------------------------------------
  Effect of Exchange Rate Changes on Cash                                                    4,574              -
  -----------------------------------------------------------------------------------------------------------------
  Net Decrease in Cash                                                                      (7,359)          (882)
  Cash - Beginning of Period                                                                 7,907          1,247
  -----------------------------------------------------------------------------------------------------------------
  Cash - End of Period                                                                         548            365
  =================================================================================================================
  Non-cash Investing and Financing Activities

    Common shares issued for services                                                            -          3,750
    Common shares issued to settle debt                                                          -         10,000
  =================================================================================================================
  Supplemental Disclosures

    Interest paid                                                                                -              -
    Income taxes paid                                                                            -              -
  =================================================================================================================



    (The Accompanying Notes are an Integral Part of the Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

1.   Nature of Operations and Continuance of Business

     The Company was originally incorporated in the State of Florida on February 16, 1960. After a number of name changes the Company changed its name to Polo Equities, Inc. on June 3, 1993. Prior to May 1998, the Company had no business operations.

     In May 1998, the Company caused a Nevada corporation to be formed under the name Polo Equities, Inc., (Polo) (a Nevada corporation), with authorized capital of 50,000,000 common shares of $0.001 par value. The two companies then merged pursuant to Articles of Merger adopted May 28, 1998 and filed with the State of Nevada on June 10, 1998, which changed its domicile to Nevada.

     On May 28, 1998, the Company acquired, by issuing 12,000,000 shares, Hybrid Fuels, USA, Inc. and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. gained control of Polo Equities Inc., which changed its name to Hybrid Fuels, Inc. All historical financial statements are those of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. As part of the acquisition, three shareholders holding 12,000,000 previously issued shares returned their shares for cancellation. For accounting purposes, the acquisition was treated as a reverse merger business purchase of Polo Equities Inc. by Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with it. There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger.

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

     The Company is a development stage company with management devoting most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At December 31, 2004, the Company had a working capital deficit of $640,823 and an accumulated deficit of $1,914,904. These factors, among others, cause substantial doubt about the continuance of the Company as a going concern.

     The Company expects that future capital requirements for developing and expanding technologies will be met through stock offerings by way of private placements.

2.   Summary of Significant Accounting Policies

     (a) Consolidated Financial Statements

         These consolidated financial statements represent the consolidation of the Company and its wholly owned subsidiary, Hybrid Fuels (Canada) Inc. The Company's subsidiary is currently inactive and has no material assets, liabilities or operations.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)


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

     (d) Basic and Diluted Net Income (Loss) per Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At December 31, 2004, the redeemable and restricted shares disclosed in Note 7(b) have not been included in either basic or diluted EPS.

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

     (f) Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2004 and 2003, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)


2.   Summary of Significant Accounting Policies (continued)


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

     (i) Stock-based Compensation

         The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

         The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148), which requires more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2004, the Company has not issued any stock options.

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

     (k) Recent Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

         that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

         In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

         FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company therefore a description and its impact for each on the Company's operations have not been disclosed.

     (l) Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

3.   Note Payable and Other Advances

     (a) On September 15, 2000, the Company issued a note for CAD$50,000 (US$33,638) payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. Interest expense of $1,820 has been accrued for the six months ended December 31, 2004 (2003 - $1,688). The note payable was $41,515 after translation into U.S. dollars at December 31, 2004. For the six months ended December 31, 2004, the Company incurred a foreign currency translation loss of $4,315 that was charged to operations. Accrued interest from September 15, 2000 of $13,242 is included in accounts payable as of December 31, 2004.

     (b) Cash advances totalling CAD$3,000 from unrelated parties is non-interest bearing, unsecured and due on demand.

4.   Related Party Transactions/Balances

     (a) The controlling shareholder is owed $199,371 (June 30, 2004 - $199,371) for payment of rent, office expenses and professional fees on behalf of the Company. This amount is non-interest bearing, unsecured and without specific terms of repayment. Imputed interest of $14,953 (2003 - $15,000), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. An amount of $1,890 (June 30, 2004 - $1,890) is owing to another shareholder. This amount is unsecured, non-interest bearing, with no specific terms of repayment.

     (b) The President of the Company is owed $5,509 (June 30, 2004 - $3,789) for advances and expenses paid for on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand. During the six months ended December 31, 2004, the Company recognized a total of $15,000 for donated services provided by the President of the Company.

     (c) The Vice-President of the Company is owed $184 for expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.

     (d) Two directors are owed a total of $754 for expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.

5.   Amounts Owing to a Former Director

     The former President, who was also a director of the Company, is owed $2,701 for office and related expenses paid for on behalf of the Company. Effective July 1, 1999 the former President was entitled to a salary of US$6,000 per month or $324,000 in total and was owed a total of $326,701 at December 31, 2004. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $24,502 (2003 - $23,827), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. The Company did not have a written employment contract with the former President.

6.   Common Shares

     (a) On October 28, 2004, 120,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $9,788 (CAD$12,000).
     (b) On October 20, 2004, 30,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $2,387 (CAD$3,000).
     (c) On September 1, 2004, 25,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $1,905 (CAD$2,500).

     (d) On August 31, 2004, 50,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $3,792 (CDN$5,000).

     (e) All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

     (b) Between October 1998 and June 1999, the administration at that time sold a total of 361,120 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum ("Offering") that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. Management had concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. To date, 23 subscribers, have, pursuant to this offer received 232,753 shares, representing $158,000. These shares are issued but not considered outstanding. The remaining 11 subscribers, who paid $65,000 for 128,367 shares, have not responded to the offer. These subscriptions are recorded as redeemable and restricted common shares until rescission rights have been revoked.

ITEM 2.  Plan of Operation
--------------------------

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and other similar expressions identify forward-looking statements that involve risks and uncertainties. The reader should not place undue reliance on forward- looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the year ended June 30, 2004. Actual results could differ materially from the results discussed in the forward-looking statements. Hybrid Fuels Inc. ("the Company") assumes no responsibility to correct or update the forward looking statements as circumstances change and therefore, the forward looking statements should be assumed to speak only as at the date of the filing of this report.

Hybrid Fuels Inc. is a developmental stage company and has had no income since the acquisition of the hybrid fuels technology in June 1998. The Company is unlikely to have any significant cash flow until after the end of the current fiscal year ending June 30, 2005.

In their opinion on our June 30, 2004 annual financial statements, our independent auditors raised substantial doubt regarding our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception.

Hybrid Fuels Inc. management recognizes the importance of not only developing existing technologies but creating new opportunities as well. The current Board of Directors, together with several members of the Technical Advisory Committee, has been aggressively pursuing the expansion of the Hybrid Fuels technology to meet the changing demands of the agricultural industry and to create additional economic and renewable energy opportunities.

The Company anticipates conducting further research and development with respect to the following:

1.   Researching efficiencies in facility construction and operation;
2. Researching new technologies; consulting with various technical researchers and agriculture officials.

The amount we anticipate spending on research and development for the remainder of the fiscal year ending June 30, 2005 is approximately $20,000.

Although the Company is in the developmental stages, the process behind Hybrid Fuels' intended business has been researched and developed for more than a decade. A facility that integrated the process described below was constructed and operated near Dalum, Alberta from 1994 to 1996. The Dalum facility was designed to prove the concepts and included all of the wet ethanol-producing and cattle-feeding features of a full-scale commercial operation and it was also the source of the actual operating results that are referred to later in this report.

After the Dalum facility was closed in 1996, further research enabled us to modify the facility's material requirements, improve the building designs, select the latest equipment, and refine the process.

Currently, the Company's intended principal business is to integrate cattle feeding and finishing with the production of wet ethanol. The main source of revenue for the Company is expected to come from the sale of finished cattle and a blend of wet ethanol and diesel fuel.

An operating facility includes the cattle barn, ethanol-producing plant, gasifier, and a hydroponic barley-grass growing system.

In these facilities, barley is fermented and then distilled to produce the wet ethanol. The ethanol production process also generates a high protein product, called "distillers mash" and a liquid byproduct called "stillage water." The mash and liquid is supplemented by barley grass and creates an excellent feed for the cattle. The expected weight gain is an average of four pounds a day per head during the planned 100-day feeding cycle.

We have designed the barn to accommodate 200 head of cattle. When all the mechanical systems are operating efficiently, we'll begin feeding cattle starting with 50 head and adding another 50 every three to four weeks until the barn is at full capacity of 200 head. As we gain experience with the facility, we intend to operate the barn continuously at full capacity during the subsequent 100-day feeding cycles. At the end of each feeding cycle, the cattle will be sold at auction.

Cattle manure and bedding straw within the barn will be gathered daily, thus removing the media where disease would otherwise grow. This waste material is burned in a gasifier and the heat produced is transferred to the fermentation and distillation processes.

The wet ethanol will be blended with a proprietary emulsifier and diesel fuel. When this newly created fuel was tested in an unaltered diesel engine at the British Columbia Institute of Technology in June 1996, it reduced particulate (black smoke) emissions by over 62% and the smog-causing nitrogen oxide (NOx) emissions by more than 22%. Researchers also noted no measurable loss of engine power when testing this fuel blend.

The Company has no immediate funding source except through private sources and until one facility is fully operational and demonstrates cash flow Hybrid Fuels Inc., and our wholly-owned subsidiary Hybrid Fuels (Canada), has limited access to banks, trust companies, and other traditional lending sources.

In the quarter ending September 30, 2003, our subsidiary entered into a verbal agreement with a group of Hybrid Fuels Inc. shareholders to construct a fully operational facility at Oyama, BC. The site at Oyama, on approximately six acres of farmland, was chosen because it provides the Company with good site control and supervisory ability.

Current estimates have the final cost of building this facility to be approximately $450,000. Approximately $275,000 of this cost is for foundations and flooring, buildings, the gasifier, the ethanol-producing equipment, tanks and machinery. Soft costs, for such items as permits, engineering and other professional fees, survey and layout costs, site preparation, delivery of buildings and materials, equipment rentals, tools and miscellaneous items, are estimated to cost $75,000. Approximately $100,000 is expected to cover construction labour and supervision expenses.

The private shareholder group is bearing the financial burden of construction and retains legal ownership. Once the facility is completed and all systems are operational the Company will negotiate with the shareholder group to acquire the facility on mutually agreeable terms.

Construction of the facility is expected to be completed by March 31, 2005. The feed system, including the growth cycle of the barley grass, would be prepared during the following 30 days. Operations are expected to commence by April 30, 2005 once the feed system is ready for the first delivery of cattle.

Once we have a fully operational facility, and have proven the technology and processes, our subsidiary, Hybrid Fuels (Canada) Inc., will operate it and will earn revenue from the sale of the finished cattle and wet ethanol.

The facility will not be run at full capacity until approximately four months have passed from the facility becoming operational. We believe that at the end of the fourth month of operations, when we sell the first group of finished cattle, we will have an initial set of data from which to prepare pro forma information for purposes of estimating cash flows and generating a current business plan.

Ethanol produced by the first facility during at least the first two to three months of its operation will be used for testing purposes. Once the ethanol facility is operating at full capacity, we project that the facility will produce approximately 200 US gallons of ethanol per day that could be sold at market prices slightly below the price of diesel fuel with which it will be blended.

The completion and operation of the first facility will enable the Company to demonstrate to potential operators and investors that the technology and processes work as described. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon raising capital through private placements and achieving profitable operations. We do not have any long-term commitments for financing at this time.

Results of Operations For The Three Months Ended December 31, 2004
------------------------------------------------------------------

The loss for the present quarter is $62,568 compared to $39,134 for the comparable quarter last year. This difference is mainly attributable to an increase of $18,000 in general and administrative expenses in the current quarter compared to the comparable period last year. The Company has contracted an investor relations consultant where no such consultant was utilized in the comparable quarter last year.

There was no executive compensation during the quarter compared to $18,000 for the comparable quarter last year. Stock-based compensation increased from 13,650 during the current quarter compared to nil for the comparable quarter. Shares were issued in exchange for consulting services rendered.

Donated services in the amount of $7,500, which does not represent a cash outlay, was attributed to President CEO Paul Warkentin for the current quarter.

At the end of the quarter, the Company had cash of $548 compared to $291 at the end of the previous quarter. During the quarter we received $12,175 in operating capital from the issuance of restricted common stock. As at December 31, 2004, the Company has a working capital deficit of $(640,823) compared to $(616,791) as at June 30, 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

On October 20, 2004, 30,000 shares of restricted common stock were issued for cash at a price of $0.08 per share for total proceeds of $2,387 (CAD$3,000).

On October 28, 2004, 120,000 shares of restricted common stock were issued for cash at a price of $0.08 per share for total proceeds of $9,788 (CAD$12,000).

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


Dated:  February 22, 2005