Form 10KSB/A
period 2004-06-30
HYBRID FUELS INC
filed 2005-03-11
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------


                                  FORM 10-KSB/A



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



Date: March 11, 2005



By: /s/ Paul Warkentin                        By: /s/ Gordon Colledge
---------------------------------             ----------------------------------

Name:   Paul Warkentin                        Name:     Gordon Colledge
Title:  President/CEO/Acting CFO              Title:    Vice President