Form 10QSB
period 2005-03-31
HYBRID FUELS INC
filed 2005-05-23
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

The number of issued and outstanding shares of the registrant's common stock as of May 20, 2005 was 25,379,733.

Transitional Small Business Disclosure Format (Check one):   Yes [_]   No [X]

                                TABLE OF CONTENTS

PART-I             FINANCIAL INFORMATION                                                        PAGE

Item 1             Financial Statements..........................................................F-0

Item 2             Plan of Operation.............................................................3

Item 3             Controls and Procedures.......................................................5


PART-II  OTHER INFORMATION                                                                      PAGE

Item 1            Legal Proceedings..............................................................6

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds....................6

Item 3            Defaults Upon Senior Securities................................................6

Item 4            Submission of Matters to a Vote of Security Holders............................6

Item 5            Other Information..............................................................6

Item 6            Exhibits and Reports on Form 8-K...............................................6

                  Signature......................................................................7

Hybrid Fuels, Inc.
(A Development Stage Company)


                                                                                                 Index



Consolidated Balance Sheets.......................................................................F-1

Consolidated Statements of Operations.............................................................F-2

Consolidated Statements of Cash Flows.............................................................F-3

Notes to the Consolidated Financial Statements....................................................F-4

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                      March 31,        June 30,
                                                                                         2005            2004
                                                                                          $               $
                                                                                     (unaudited)       (audited)
ASSETS

Current Assets

  Cash                                                                                    444           7,907
--------------------------------------------------------------------------------------------------------------

Total Assets                                                                              444           7,907
==============================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                                     55,488          50,265
  Accrued liabilities                                                                   3,000           3,250
  Note payable and other advances (Note 3)                                             43,566          39,432
  Amounts owing to related parties (Note 4)                                           205,031         205,050
  Amounts owing to a former director (Note 5)                                         326,701         326,701
--------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                             633,786         624,698

Redeemable and Restricted Common Shares (Note 7(b))                                   223,000         223,000
--------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                     856,786         847,698
--------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 7)
Subsequent Event (Note 8)

Stockholders' Deficit

Common Stock (Note 6): $0.001 par value; 50,000,000 shares authorized
25,046,980 and 23,371,980 shares issued and outstanding, respectively                  25,047          23,372

Additional Paid-in Capital                                                            835,775         625,828

Donated Capital                                                                       411,237         329,554

Deferred Compensation                                                                 (91,750)        (27,299)

Deficit Accumulated During the Development Stage                                   (2,036,651)     (1,791,246)
--------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                          (856,342)       (839,791)
--------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                               444           7,907
==============================================================================================================



    (The Accompanying Notes are an Integral Part of the Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                         Accumulated from
                                         January 28, 1998
                                        (Date of Inception)       Three Months Ended          Nine Months Ended
                                           to March 31,                 March 31,                 March 31,
                                                2005             2005          2004          2005          2004
                                                 $                $             $             $             $
Revenue                                               -               -             -             -             -
--------------------------------------------------------------------------------------------------------------------


Expenses

Consulting fees                                  97,820               -         3,769             -         3,769
Deposit and advances written-off                255,512               -             -             -             -
Donated services (Note 4)                        30,000           7,500             -        22,500             -
Executive compensation                          573,466               -         6,003             -        42,003
Foreign exchange loss (gain)                      9,510           (235)         1,543         4,779         1,543
General and administrative                      267,097          14,954        28,486        46,018        31,177
Imputed interest (Note 4 and 5)                 381,237          19,728        19,812        59,183        58,639
Professional fees                               209,497           6,550         7,714        12,376         8,248
Research and development                         16,925               -         1,216             -         1,216
Stock-based compensation (1)                    195,587          73,250        45,478       100,549        49,228
--------------------------------------------------------------------------------------------------------------------

Total Expenses                                2,036,651         121,747       114,021       245,405       195,823
--------------------------------------------------------------------------------------------------------------------

Net Loss                                     (2,036,651)       (121,747)     (114,021)     (245,405)     (195,823)
====================================================================================================================

Net Loss Per Share                                                (0.01)        (0.01)        (0.01)        (0.01)
====================================================================================================================

Weighted Average Shares Outstanding                          24,326,000    22,041,000    23,759,000    22,011,000
====================================================================================================================


(1) Stock-based compensation is
    excluded from the following:

     Consulting fees                            160,146          73,250        45,478       100,549        49,228
     Executive compensation                       7,667               -             -             -             -
     General and administrative                  27,774               -             -             -             -
--------------------------------------------------------------------------------------------------------------------
                                                195,587          73,250        45,478       100,549        49,228
====================================================================================================================


    (The Accompanying Notes are an Integral Part of the Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                                            Nine Months Ended
                                                                                                March 31,
                                                                                          2005            2004
                                                                                            $              $
  Cash Flows To Operating Activities

    Net loss                                                                              (245,405)      (195,823)

    Adjustments to reconcile net loss to net cash used in
    operating activities
      Accrued executive compensation                                                             -         36,000
      Amortization of deferred compensation and other
      stock-based compensation                                                             100,549         45,722
      Donated services                                                                      22,500              -
      Imputed interest                                                                      59,183         58,639

    Change in operating assets and liabilities
      Accounts payable and accrued liabilities                                               4,973         15,687
  -------------------------------------------------------------------------------------------------------------------
  Net Cash Used In Operating Activities                                                    (58,200)       (39,775)
  -------------------------------------------------------------------------------------------------------------------
  Net Cash Used In Investing Activities                                                          -              -
  -------------------------------------------------------------------------------------------------------------------

  Cash Flows From Financing Activities

    Advances from (to) related parties                                                         (19)         2,256
    Proceeds from issuance of common stock                                                  46,622         39,886
  -------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By Financing Activities                                                 46,603         42,142
  -------------------------------------------------------------------------------------------------------------------
  Effect of Exchange Rate Changes on Cash                                                    4,134          1,134
  -------------------------------------------------------------------------------------------------------------------

  Net Increase (Decrease) in Cash                                                           (7,463)         3,501

  Cash - Beginning of Period                                                                 7,907          1,247
  -------------------------------------------------------------------------------------------------------------------

  Cash - End of Period                                                                         444          4,748
=====================================================================================================================

  Non-cash Investing and Financing Activities

    Common shares issued for services                                                      165,000         86,670
    Common shares issued to settle debt                                                          -         13,791
=====================================================================================================================

  Supplemental Disclosures

    Interest paid                                                                                -              -
    Income taxes paid                                                                            -              -
=====================================================================================================================


    (The Accompanying Notes are an Integral Part of the Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)


1.   Nature of Operations and Continuance of Business

     In May 1998, the Company caused a Nevada corporation to be formed under the name Polo Equities, Inc. The two companies then merged pursuant to Articles of Merger adopted May 28, 1998 and filed with the State of Nevada on June 10, 1998.

     On May 28, 1998, the Company acquired, by issuing 12,000,000 shares, Hybrid Fuels, USA, Inc., with an inception date of January 28, 1998, and 330420 B.C. Ltd., which changed its name to Hybrid Fuels (Canada) Inc. This acquisition was accounted for as a reverse merger whereby the shareholder of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. gained control of Polo Equities Inc., which changed its name to Hybrid Fuels, Inc. All historical financial statements are those of Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. As part of the acquisition, three shareholders holding 12,000,000 previously issued shares returned their shares for cancellation. For accounting purposes, the acquisition was treated as a reverse merger business purchase of Polo Equities Inc. by Hybrid Fuels, USA, Inc. and Hybrid Fuels (Canada) Inc. No amount was allocated to the intellectual asset as it was acquired from a related party and the transfer had no cost basis associated with it. There was no public market for the shares of Polo Equities, Inc. at the time of the reverse merger.

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

     The Company is a development stage company with management devoting most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At March 31, 2005, the Company had a working capital deficit of $633,342 and an accumulated deficit of $2,036,651. These factors, among others, cause substantial doubt about the continuance of the Company as a going concern.

     The Company expects that future capital requirements for developing and expanding technologies will be met through stock offerings by way of private placements.

2.   Summary of Significant Accounting Policies

     (a)  Consolidated Financial Statements

          These consolidated financial statements represent the consolidation of the Company and its wholly owned subsidiary, Hybrid Fuels (Canada) Inc. The Company's subsidiary is currently inactive and has no material assets, liabilities or operations. The Company's fiscal year end is June 30.

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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

     (d)  Basic and Diluted Net Income (Loss) per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) which requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At March 31, 2005, the redeemable and restricted shares disclosed in Note 7(b) have not been included in either basic or diluted EPS.

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

     (f)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (g)  Financial Instruments

          The fair values of cash, accounts payable, accrued liabilities, notes and advances payable, and amounts due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

     (h)  Income Taxes

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     (i)  Stock-based Compensation

          The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. SFAS 123 "Accounting for Stock-Based Compensation" established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income
          (loss) that would have resulted from the use of the fair value based method under SFAS 123.

          The Company follows the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123", which requires more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of March 31, 2005, the Company has not issued any stock options.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

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

     (k)  Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company therefore a description and its impact for each on the Company's operations have not been disclosed.

     (l)  Reclassifications

          Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

3.   Note Payable and Other Advances

     (a) On September 15, 2000, the Company issued a note for CAD$50,000 (US$33,638) payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. Interest expense of $2,758 has been accrued for the nine months ended March 31, 2005 (2004 - $2,549). The note payable was $41,100 after translation into U.S. dollars at March 31, 2005. For the nine months ended March 31, 2005, the Company incurred a foreign currency translation loss of $3,900 that was charged to operations. Accrued interest from September 15, 2000 of $14,180 is included in accounts payable as of March 31, 2005.

     (b) Cash advances totalling CAD$3,000 from unrelated parties is non-interest bearing, unsecured and due on demand.

4.   Related Party Transactions/Balances

     (a) The controlling shareholder is owed $199,371 (June 30, 2004 - $199,371) for payment of rent, office expenses and professional fees on behalf of the Company. This amount is non-interest bearing, unsecured and without specific terms of repayment. Imputed interest of $22,429 (2003 - $22,560), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. An amount of $1,890 (June 30, 2004 - $1,890) is owing to another shareholder. This amount is unsecured, non-interest bearing, with no specific terms of repayment.

     (b) The President of the Company is owed $nil (June 30, 2004 - $3,789) for advances and expenses paid for on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand. During the nine months ended March 31, 2005, the Company recognized a total of $22,500 for donated services provided by the President of the Company.

     (c) The Vice-President of the Company is owed $3,670 for expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.

5.   Amounts Owing to a Former Director

     The former President, who was also a director of the Company, is owed $2,701 for office and related expenses paid for on behalf of the Company. Effective July 1, 1999 the former President was entitled to a salary of US$6,000 per month or $324,000 in total and was owed a total of $326,701 at March 31, 2005. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $36,754 (2004 - $36,079), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. The Company did not have a written employment contract with the former President.

6.   Common Shares

     (a)  Private Placements

          On March 31, 2005, 50,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $4,144 (CAD$5,000).

          On January 21, 2005, 300,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $24,606 (CAD$30,000).

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

          On August 31, 2004, 50,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $3,792 (CAD$5,000).

     (b)  Non-cash Consideration

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

          On March 30, 2005, 400,000 shares of common stock were issued at a price of $0.15 per share in consideration for consulting services rendered and valued at $60,000.

          On January 25, 2005, 700,000 shares of common stock were issued at a price of $0.15 per share in consideration for consulting services rendered and to be rendered and valued at $105,000.

7.   Commitments and Contingencies

     Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action as follows:

     (a) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability that may incur arising out of the cancellation of such shares. The transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totaling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by subsequent shareholders. To date when these shares are delivered to a broker for possible resale the broker phones the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included, as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as former management has failed to provide addresses despite a number of requests.

     (b) Between October 1998 and June 1999, the management at that time sold a total of 361,120 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum ("Offering") that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. Management had concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. To date, 23 subscribers, have, pursuant to this offer received 232,753 shares, representing $158,000. These shares are issued but not considered outstanding. The remaining 11 subscribers, who paid $65,000 for 128,367 shares, have not responded to the offer. These subscriptions are recorded as redeemable and restricted common shares until rescission rights have been revoked.

8.   Subsequent Event

     On April 1, 2005, 100,000 shares of common stock were issued for cash at price of $0.08 per share for total proceeds of $7,878 (CAD$10,000).

ITEM 2.  Plan of Operation
--------------------------

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and other similar expressions identify forward-looking statements that involve risks and uncertainties. The reader should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the year ended June 30, 2004. Actual results could differ materially from the results discussed in the forward-looking statements. Hybrid Fuels Inc. ("the Company") assumes no responsibility to correct or update the forward looking statements as circumstances change and therefore, the forward looking statements should be assumed to speak only as at the date of the filing of this report.

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

The management of Hybrid Fuels Inc. recognizes the importance of developing existing technologies and creating new opportunities as well. The current Board of Directors, together with several members of our Technical Advisory Committee, has been pursuing the expansion of the Hybrid Fuels technology to meet the changing demands of the agricultural industry and to create additional economic and renewable energy opportunities.

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

Although the Company is in the developmental stages, the process behind Hybrid Fuels' intended business has been researched and developed for more than a decade. A facility that integrated the process described below was constructed and operated near Dalum, Alberta from 1994 to 1996. The Dalum facility was designed to prove the concepts and included all of the wet ethanol-producing and cattle-feeding features of a full-scale commercial operation. The Dalum project was also the source of the actual operating results that are referred to later in this report.

After the Dalum facility was closed in 1996, further research enabled us to modify the facility's material requirements, improve the building designs, select the latest equipment, and refine the process.

Currently, the Company's intended principal business is to integrate cattle feeding-to-finish with the production of wet ethanol. The main source of revenue for the Company is expected to come from the sale of finished cattle and a blend of wet ethanol and diesel fuel.

Our subsidiary, Hybrid Fuels (Canada), has entered into a verbal agreement with a group of Hybrid Fuels Inc. shareholders to construct a fully operational facility at Oyama, B.C., Canada on 12 acres of farmland. This group is bearing the financial burden of constructing this commercial facility and retains legal ownership. Once the facility has been completed, the Company will negotiate with this group to acquire or lease the facility on mutually agreeable terms. The land on which the facility is being constructed is owned by an unrelated third party.

The commercial facility being built by the shareholder group is to include all items necessary for a fully operational facility utilizing the Company's technology. The Company has not incurred any costs pertaining to the facility to date and will not be obligated financially until the facility has been completed and the Company enters into a formal agreement to either acquire or lease the facility on mutually agreeable terms.

An operating facility includes the cattle barn, ethanol-producing plant, gasifier/burner (manure burning unit), and a hydroponic barley-grass growing system.

In these facilities, barley is fermented and then distilled to produce the wet ethanol. The ethanol production process also generates a high protein product, called "distillers mash" and a liquid byproduct called "stillage water." The mash and liquid is supplemented by barley grass and creates an excellent feed for the cattle. The expected weight gain is an average of four pounds a day per head during the planned 100-120 day feeding cycle.

We have designed the barn to accommodate 200 head of cattle and the hydroponic barley-grass growing system. Once the facility is operational, we will begin feeding cattle starting with 50 head and adding another 50 approximately every four weeks until the barn is at full capacity. As we gain experience with the facility, we intend to operate the barn continuously at full capacity during the subsequent 100-day feeding cycles. At the end of each feeding cycle, the cattle will be sold at auction.

Each barn includes floor space for six individual pens - five occupied pens and one pen remaining empty and free of manure and bedding waste. Cattle are moved to a clean pen every five days on a rotational basis. The manure and bedding straw is removed from the pens and destroyed in the gasifier/burner that provides heat energy for the ethanol production and the hydroponic feed system.

Ethanol produced by the first facility in the first two to three months of its operation will be used for testing purposes. Once the facility is operating at full capacity, we project that the ethanol production will be approximately 200 US gallons per day.

It is intended that the wet ethanol will be blended with a proprietary emulsifier and diesel fuel. When this newly created fuel was tested in an unaltered diesel engine at the British Columbia Institute of Technology in June 1996, it reduced particulate emissions (black smoke) by over 62% and the smog-causing nitrogen oxide (NOx) emissions by more than 22%. Researchers also noted no measurable loss of engine power when testing this fuel blend.

The hydroponic barley-grass growing system is expected to produce a ration of 10-15 pounds per day of fresh grass per animal, year round, regardless of climate. Each grass unit represents approximately the equivalent of 400 acres of grass growing land.

Current estimates have the final cost of building this facility to be approximately $450,000. An estimated $275,000 of this cost is for foundations and flooring, buildings, the gasifier/burner, the ethanol-producing equipment, tanks and machinery. Soft costs, for such items as permits, engineering and other professional fees, survey and layout costs, site preparation, delivery of buildings and materials, equipment rentals, tools and miscellaneous items, are estimated to cost $75,000. Approximately $100,000 is expected to cover construction labour and supervision expenses.

The Company has no immediate funding source except through private sources and until one facility is fully operational and demonstrates cash flow Hybrid Fuels Inc., and our wholly-owned subsidiary Hybrid Fuels (Canada), has limited access to banks, trust companies, and other traditional lending sources. The completion and operation of the first facility is expected to enable the Company to demonstrate to potential operators and investors that the technology and processes work as described. We do not have any long-term commitments for financing at this time.

Barring any unforeseen circumstances, operations are projected to commence before June 30, 2005, the end of the current fiscal year. By that time it is expected that the initial testing of the facility's gasifier/burner and feed system will be completed and ready for the first delivery of cattle.

Operating costs to the end of the first quarter (September 30, 2005) are estimated at $250,000. This estimate includes $120,000 for cattle and feed, $60,000 for payables (excluding related party loans and accrued executive salaries), $40,000 for technical support and labor and $30,000 for contingencies and other operating expenses. These estimates are subject to change based on conditions outside of management's control and actual experience with operating the first facility.

The facility will not be run at full capacity until approximately four months have passed from the facility becoming operational. We believe that at the end of the fourth month of operations, when we sell the first group of finished cattle, we will have sufficient data from which to prepare pro forma information for purposes of estimating cash flows and generating a comprehensive business plan.

Once we have a fully operational facility, and have proven the technology and processes, our subsidiary, Hybrid Fuels (Canada) Inc., will operate it and will earn revenue from the sale of the finished cattle and wet ethanol.

It is intended that future facilities will be constructed, for the Company, by independent contractors on privately owned farms. The intention is for these facilities to be operated by the farmer(s) under terms of an agreement that will be determined once the Company has the data from operations of the first facility.

Results of Operations For The Three Months Ended March 31, 2005
---------------------------------------------------------------

The loss for the present quarter is $121,747 compared to $114,021 for the comparable quarter last year.

The difference is mainly attributable to an increase in stock-based compensation in the amount of $27,772 and a decrease in general and administrative expenses of $13,532 compared to the comparable quarter last year. The Company issued 1,100,000 shares in the current quarter for consulting services rendered and to be rendered at a fair value of $165,000, of which $73,250 was charged to operations and $91,750 was recorded as deferred compensation.

There was no executive compensation during the quarter compared to $6,003 for the comparable quarter last year. The President and CEO of the Company donated services in the amount of $7,500 in the current quarter.

At the end of the quarter, the Company had cash of $444 compared to $548 at the end of the previous quarter. During the quarter we received $28,750 in cash from the issuance of restricted common stock. As at March 31, 2005, the Company had a working capital deficit of $(633,342) compared to $(640,823) as at December 31, 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

Set forth below is information regarding the issuance and sales of our securities without registration during the three months ended March 31, 2005. No such sales involved an underwriter and no commissions were paid in connection with the sale of any securities. All shares were issued with restrictive legends. Restricted securities must be owned and fully paid for at least one year. After the one-year holding period, the number of shares non-affiliates may sell during any three-month period cannot exceed 1% of the outstanding shares of the same class being sold. If the shares have been owned for two years or more, no volume restrictions apply to non-affiliates.

On January 24, 2005, 300,000 shares of restricted common stock were issued for cash at a price of $0.08 per share for total proceeds of $24,606 (CAD$30,000).

On January 25, 2005, 700,000 shares of restricted common stock were issued at a price of $0.15 per share in consideration for consulting services rendered and to be rendered and valued at $105,000.

On March 30, 2005, 400,000 shares of restricted common stock were issued at a price of $0.15 per share in consideration for consulting services rendered and valued at $60,000.

On March 31, 2005, 50,000 shares of restricted common stock were issued for cash at a price of $0.08 per share for total proceeds of $4,144 (CAD$5,000).

The foregoing issuance of common stock were made in reliance upon the exemption from registration set forth in Regulation S promulgated under of the Securities Act of 1933 for transactions not involving a US person.

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

N/A

Item 6.  Exhibits
-----------------

Exhibit 31.1 Principal Executive Officer and Acting Principal Financial Officer Certification (section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.1 Principal Executive Officer and Acting Principal Financial Officer Certification (section 906 of the Sarbanes-Oxley Act of 2002)

Signature
---------

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYBRID FUELS, INC.

By: /s/ Paul Warkentin
----------------------

Name:   Paul Warkentin
Title:  President/CEO/Acting CFO


Dated: May 23, 2005