Form 10KSB
period 2005-06-30
HYBRID FUELS INC
filed 2005-10-14
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For The Fiscal Year Ended June 30, 2005

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

            237 Main Street, Box 880, Niverville,MB            R0A 1E0
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares issued and outstanding of the registrant's common stock as of October 11,2005 is 25,869,433.

Amount of revenue for most recent fiscal year   $0.00

Aggregate market value of the common equity held by non-affiliates: $4,014,661

                                TABLE OF CONTENTS

                                     PART I

 Item 1.   DESCRIPTION OF BUSINESS....................................Page   3

 Item 2.   DESCRIPTION OF PROPERTY....................................Page  15

 Item 3.   LEGAL PROCEEDINGS..........................................Page  15

 Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........Page  15


                                     PART II

 Item 5.   MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS.....................Page  16

 Item 6.   PLAN OF OPERATION..........................................Page  18

 Item 7.   FINANCIAL STATEMENTS.......................................Page F-1

 Item 8.   CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................Page  23

 Item 8A.  CONTROLS AND PROCEDURES....................................Page  23

 Item 8B.  OTHER INFORMATION..........................................Page  23

                                    PART III

 Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
           AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A)
           OF THE EXCHANGE ACT........................................Page  24

 Item 10.  EXECUTIVE COMPENSATION.....................................Page  25

 Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
           MATTERS....................................................Page  26

 Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............Page  27

 Item 13.  EXHIBITS AND REPORTS ON FORM 8-K...........................Page  27

 Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................Page  27

 Signatures...........................................................Page  28

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

GENERAL INFORMATION ON THE COMPANY

Hybrid Fuels Inc. is a development-stage company and has had no income since the acquisition of the hybrid fuels technology in June 1998. The Company is unlikely to have any significant cash flow until after the end of the quarter ending December 31, 2005.

The Company acquired Hybrid Fuels, USA, Inc. on May 28, 1998, which was accounted for as a reverse takeover. All historical financial statements are those of Hybrid Fuels, USA, Inc. Since the inception date of Hybrid Fuels, USA, Inc. was January 28, 1998, this is the inception date used in the presentation of the Company's financial statements. In May 1998, the Company changed its domicile to Nevada and, on June 10, 1998, changed to its current name, Hybrid Fuels, Inc.

In May of 1998, in a stock for stock exchange, the Company issued 12,000,000 shares to Donald Craig to acquire all of the issued and outstanding shares of Hybrid Fuels, U.S.A., Inc. and 330420 B.C. Ltd., (which subsequently changed its name to Hybrid Fuels (Canada) Inc.) At the time of the acquisition, Mr. Craig held all of the issued and outstanding shares of Hybrid Fuels, U.S.A., Inc., and Hybrid Fuels (Canada) Inc., as Trustee for a group of individuals and companies that had contributed to the development of the Hybrid technology. At the time of the acquisition, Hybrid Fuels (Canada) Inc., owned the rights to the technology, with the result that, as a part of the acquisition, the Company acquired control over the technology necessary for the Company's intended operations. Prior to the acquisition of Hybrid Fuels, U.S.A., Inc. and Hybrid Fuels (Canada) Inc., the Company had no significant operations and was seeking a business opportunity.

Currently, the Company's intended principal business is to integrate cattle feeding-to-finish with the production of wet ethanol. The main source of revenue for the Company is expected to come from the sale of finished cattle and a blend of wet ethanol and diesel fuel. It is intended that future facilities will be constructed for the Company by independent contractors on privately-owned farms. These facilities are intended to be operated by the farmer (s) under terms of an agreement that will be determined once the Company has the data from operations of the first facility.

CONCERNS ABOUT PRESENT CATTLE FINISHING METHODS

a. THE USE OF ANTIBIOTICS AND GROWTH HORMONES
According to John Robbins in "Diet For A New America", the production of beef, pork, poultry and dairy products has become focused on giant facilities. In these "factories", antibiotics are used to prevent the animals from becoming sick, growth hormones are implanted or fed to force weight gains and toxic chemicals are used to kill flies and to protect the animals from other pests that might interfere with productivity.

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

b. GROUNDWATER CONTAMINATION
Typical beef operations produce manure and bedding which are expensive to dispose of and cause tremendous groundwater contamination. The cover story from Macleans Online for June 12, 2000 says in part about the dangers of factory farms: "The monstrous size of these profitable operations has raised troubling questions about water quality and threats to public health from coast to coast. Manure from factory farms often contains a variety of heavy metals, lake-choking nutrients and deadly pathogens such as e-coli 0157." This article says, in describing the resulting groundwater pollution problem in great detail: "In the US, the EPA estimates that agricultural runoff from animal factories and traditional farms is the leading source of water pollution in that country." The article then quotes Les Klapatiuk, who runs a firm specializing in water treatment, that there isn't a single government in Canada with adequate legislation to deal with these volumes of animal waste. The article says: "The leakage from lagoons is incredible, and when you spread millions of gallons of waste on a field it just runs into the surface water. If a city or oil company operated in this way, they would be shut down."

Other concerns which led to the development of this "farm integration plan" include:

c.declining farm income and the number of family farms;
d.declining fossil fuel reserves;
e.threats of global warming from use of fossil fuels.

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

THE PROPOSED FACILITIES

The proposed facilities are planned to consist of a cattle barn, ethanol-producing plant, gasifier/burner (manure burning unit), and a hydroponics barley-grass growing system.

The cattle barn has been designed to accommodate 200 head of cattle and the hydroponics barley-grass growing system. Once the facility is operational, the cattle will be fed starting with 50 head and adding another 50 approximately every four weeks until the barn is at full capacity. As we gain experience with the facility, we intend to operate the barn continuously at full capacity during the subsequent 100-day feeding cycles. At the end of each feeding cycle, the cattle will be sold at auction.

Each barn includes floor space for six individual pens - five occupied pens and one pen remaining empty and free of manure and bedding waste. Cattle are moved to a clean pen every five days on a rotational basis. The manure and bedding straw is removed from the pens and destroyed in the gasifier/burner that provides heat energy for the ethanol production and the hydroponics feed system.

In these facilities, grains are fermented and then distilled to produce the wet ethanol. The heat is supplied from the burning of the used bedding straw and manure in the gasifier/burner. The ethanol production process also generates a high protein product, called "distillers mash" and a liquid byproduct called "stillage water." The mash and liquid is supplemented by barley grass and creates an excellent feed for the cattle. The expected weight gain is an average of four pounds a day per head during the planned 100-120 day feeding cycle.

Ethanol produced by the first facility in the first two to three months of its operation is expected to be used for testing purposes. Once the facility is operating at full capacity, we project that the ethanol production will be approximately 200 US gallons per day.

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

The hydroponics barley-grass growing system is expected to produce a ration of 10-15 pounds per day of fresh grass per animal, year round, regardless of climate. We believe each grass unit represents approximately the equivalent of 400 acres of grass growing land.

The barns have been designed to raise beef cattle under controlled atmospheric conditions. The buildings are constructed from prefabricated metal, insulated sufficiently to keep the cattle warm in cold weather and cool in warm weather. The barns are intended to include air-to-air heat exchangers that in cold weather, exchange the warm, heavily moisture-laden barn air with fresh air from outside, that is heated and dried as it passes through a heat exchanger. Based on the heat exchanger equipment we plan to use, the calculations estimate heat losses from the barn at a total of 404,052 BTU per hour with gain from animal heat production of 407,078 BTU per hour at -17 Degrees F outside temperature. At this outside temperature, the inside building temperature should remain around 50 Degrees F. Management believes that these heat exchangers will keep the barn warm and dry in winter and that simple "swamp type" coolers common to the greenhouse industry will be adequate to provide summer cooling.

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

Cattle being finished generally produce an average of approximately 12 pounds of manure and urine each day, containing about 80% moisture. Moisture content in the waste is controlled by spreading bedding, in the form of chopped straw, wood shavings, or sawdust (depending on price and availability) into the pens to absorb moisture from the manure and urine. The amount of bedding is adjusted so that one week's accumulation of manure and urine in the bedding will generate waste with moisture content of approximately 45%, which is ideal for waste destruction within the gasifier, according to the manufacturer.

This commercially available gasifier unit is rated by its manufacturer at 900,000 BTU per hour and daily waste removal from one pen is estimated by the company to yield +/- 6.5MM BTU. Estimated energy need for distillation and cooking totals +/- 4MM BTU leaving a surplus of energy for other uses, including a greenhouse if desired. This gasifier has five burning stages and, according to the manufacturer, is expected to burn waste such as manure and bedding virtually free of emissions and residual waste.

The cattle are expected to be started at a weight of between 600 and 1000 pounds and finished in the range of 1100 to 1400 pounds. The cattle are introduced into the barn in stages and thus are at various weights within the stages of the finishing cycle.

It is expected that these facilities will be operated manually by two people - the operator and one employee. These trained people are expected to be in contact with the animals several times a day, while the cattle are being fed, or moved from one pen to another. These operators are expected to be able to detect any illness or disease early, separate any ill animal from the rest of the herd, and treat it for that specific illness, rather than giving a general course of antibiotics to all the animals as a precautionary measure. As a result, the Company intends to have a policy that permits the use of antibiotics only as required on any sick animal.

In the proposed facilities, grains, that are referred to as feedstock, are to be used for the dual purpose of ethanol production and as livestock feed. Grains such as barley, wheat, rye, corn, etc., are all suitable. Barley is most attractive because of its abundance and high starch content. It ferments well and has long been used for alcohol production.

ETHANOL ENERGY BALANCE INFORMATION

The term "energy balance" associated with ethanol production, means the relationship or ratio between the energy in the ethanol compared to the energy used to produce the ethanol and is written as 2:1, 4:1, etc. Energy contained in a gallon of fuel (when referring to liquids) is measured in BTUs (British Thermal Units). Those ratios would mean 2 or 4 BTU's of energy in a quantity of ethanol compared with 1 BTU of energy from some external source required to make that quantity of ethanol.

The production of ethanol requires expenditure of energy and is one of the major costs. Ethanol per gallon contains about 80,000 BTUs. If production of that gallon requires burning of 1 gallon of diesel fuel which is rated at 125,000 BTUs per gallon then there is a negative "Energy Balance." Modern distilleries should run with approximately 3:1 favourable "Energy Balance."

Management believes that a ratio of around 4:1 is probably fairly representative of the Company's intended facilities.

In our case we recover the energy required to produce ethanol from the gasifying/burning of manure and waste bedding. Our final "energy balance" is therefore highly favourable and is as low as shown only because we include the energy costs of growing the grain and most calculations do not take this into account.

HYBRID FUELS ETHANOL PRODUCTION

The Hybrid Fuels process starts with the feedstock grain being soaked in water overnight, crushed and then heated to prepare it for fermentation. An enzyme reaction is then started, using commercially available enzymes. The entire fermentation process is carried out in the feedstock preparation tanks, that are part of the ethanol plant. A proprietary, trade secret process is then used to promote rapid fermentation. This process, which was discovered by the Company and is not patented, will be protected by non-disclosure agreements that each operator will be required to sign. The total cost of all the enzymes and other fermentation additives are expected to cost the Company about $500.00 per month.

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

Management believes that the combination of the Company's proprietary fermentation process and distillation column, will result in completion of the entire process in about 12 to 15 hours. In most typical distillation operations, the process takes approximately 60 hours. The proprietary fermentation process referred to above is considered a "trade secret" as it was developed by the Company, and is not used by anyone else so far as we are aware.

In more typical ethanol producing plants, the WDGs are dried so they can be transported without becoming moldy. The energy and other costs of drying the WDGs to make dry distillers grains (DDGs) and then transporting them elsewhere are eliminated in the hybrid process by using the wet distillers grains onsite. Using such "co-products" onsite is important in reducing costs and improving the economics of the operations.

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

Aside from the capital costs of the facility, the two major costs of ethanol production are the feedstock and the input energy required for fermentation and distillation. For ethanol to be accepted as a fuel extender, it must be available in a practical price range. By using the feedstock for the dual purpose of producing ethanol and feeding cattle, our process effectively reduces the cost of producing the ethanol. Also, by using the heat from burning the waste as an energy source for the fermentation and distillation processes, the Company believes it will not have to pay for energy from an outside source to produce the ethanol, which means the process will not incur that input energy cost. Producing ethanol also generates another stream of income for the Company.

The distillers grains that are left over from the ethanol-producing process have a low moisture content of around 5% and are fed as wet distillers grains (WDGs). The stillage water is also to be fed to the animals. The facilities are designed to run in a balanced state, producing 200 Imperial (240 US) gallons of ethanol per day and enough distillers grains to supply enough food for 200 head of cattle.

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

The Company believes the results mentioned in the last paragraph, related to feeding wet distillers grains, originate from the results of Cargill's kill record dated September 23, 1994, for 123 heifers from the Company's experimental Dalum facility. The kill record is a record of the number of animals processed, and the weight and grade of the carcass. In addition, we have the Slaughter Sale Summary for these animals dated September 13, 1994 that shows the price paid for the animals and their average weight, along with the information for all of the other animals sold at that auction on that day. Those documents show that these animals brought the highest price of the day at that auction and by comparing the average weight at auction to the carcass weight from the kill record, we can calculate the average live weight to carcass ratio.

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

Both these figures translate into greater revenue to those who raised the animals because they represent more meat at higher grades.

The same kill report showed there was no death loss, no liver damage and none were condemned. Industry average for death loss and rejected animals is about 1% according to CCA. Because of these processing results, Cargill offered a premium of $0.10 per pound, for all animals that could be produced using this process, FOB the facility, which eliminates trucking and auction costs.

HORMONE-FREE BEEF

There is a growing market for beef that is free of added hormones or antibiotics. This beef also commands a higher price in the marketplace.

In order to access the hormone-free beef market, the Company intends to require that when animals are brought in for finishing that they are certified "hormone free" in accordance with an existing certification protocol. This program requires that calves be registered and ear-tagging records be kept of the ancestry, ranch of origin and every inoculation, injection and implant.

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

The growth and use of hydroponics grass in feeding cattle is a process with minimal research data. The Company has learned that mold and fungi are real and persistent problems that can be perilous to the animals.

After months of research and testing we recognized the benefits inherent in the application of ozonated water using recently developed equipment and techniques. We believe the judicial use of ozonated water in the field of hydroponics grass will result in absolute destruction to molds, fungi and disease carrying bacteria.

We believe the use of ozonated water also offers freedom from bacterial problems associated with fermentation and this will eliminate the concerns always inherent in ethanol production.

We intend to utilize the ozone equipment in the cattle barn as well. Following removal of manure and bedding which are destructed through gasification, the floor of the pen will be washed with ozonated water which we believe can virtually sterilize the area and thus inhibit spread of disease. We also intend to install misting spray heads over the pens. Every few days the animals are thereby treated to prevent harmful bacterial spread.

While ozone is simply a gas composed of three oxygen atoms it has proven to be an extraordinary sanitizing agent, economical to use and is remarkably effective in direct application as well as for multi-surface cleaning and sanitation of equipment, drains, floors, chutes, tanks, barrels, etc.

We believe the overall Hybrid Fuels program involving progressive and environmental sensitivity towards cattle feeding, maintenance and processing will present a chemical-free product cycle which offers a world class benchmark for the industry.

THE HYBRID FUEL

The ethanol is "de-natured" by blending about 2% emulsifier and diesel into the ethanol in the vaporization column so there is no pure ethanol accessible in the plant. Each day, 200 gallons are expected to be produced. This chemical mixture is stored in an appropriate tank (3500 to 5000 gallons) on site until it is collected and delivered to a mixing plant to be further blended into the final ratio.

In June of 1996, the Company contracted with The British Columbia Institute of Technology (BCIT) to test the hybrid fuel. The tests were conducted using a 1994 Dodge diesel truck with 215,717 kilometers (134,176 miles) on the odometer. The truck was first tested using regular diesel, then run on the hybrid fuel for 2 days and re-tested. The tests of this fuel showed opacity (black smoke) readings reduced by 65.5% and NOx emissions by 22.2%. These tests indicated that this fuel is more effective in reducing particulate and nitrogen oxide emissions from diesel than any other diesel mixture of which the Company is aware.

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

In the beginning, with the small quantities of the fuel from the first plant, the plan is to blend locally and use the fuel for testing purposes. Handling and blending costs are expected to be minimal, in the range of 5 to 7 cents per gallon.

After the first facility is operating, subsequent facilities are expected to be built in the vicinity of commercial blending plants that have the capacity to handle the production on a contract basis. The plan is for the Company to transport the resulting chemical mixture from each plant to blending plants for further blending to achieve the appropriate ratio. This is designed to ensure control over all of the ethanol produced.

When a larger number of facilities are operating and producing sufficient quantities, the Company intends to sell the blended fuel to end users and diesel fuel distributors encompassing all industries. Ultimately the Company may consider building and operating its own blending facilities, if that becomes economically feasible.

Because the hybrid fuel can be used in an unaltered diesel engine, it can be used economically where it is available and the engine needs no modifications to switch back to regular diesel fuel if the hybrid fuel is not available.

There are research studies available pertaining to environmental and other benefits of ethanol-diesel blends similar to the Company's. For example, there was a report written by the University of Illinois Agricultural Engineering Department for the 2001 ASEA Annual International Meeting in Sacramento on July 30 & August 1, 2001. This report reviews in detail the findings of scientists working with diesel-ethanol blends starting in 1980, and indicates that there is generally a small loss of power, in the order of 3.5% to 5%, using these blends.

Our fuel is different because it contains a small amount of water, and it will therefore require separate evaluation. The Company believes that the small amount of water in the blend will reduce the power loss from using the blend. The testing that was done at BCIT in June 1996, did not disclose any significant power loss, but further evaluation will be conducted with the ethanol produced by the test facility in Oyama, BC, Canada.

As regulators work to decrease engine emissions and users look for cleaner burning, less expensive fuels, the Company believes it will be able to attract users for the hybrid fuel.

EMPLOYEES

At present, the Company does not have any employees. Until resources allow, the Company will continue to use consultants or independent contractors for the various tasks required to be performed on a quarter-to-quarter basis.

SIGNIFICANT CONSULTANTS

Sir Donald Craig is the individual who is most responsible for the development of the concepts and invention of much of the equipment or improvements to the equipment. Mr. Craig is supervising the construction of the first facility in Oyama, BC. He has agreed to supervise construction of the first facility without remuneration until the facility is generating cash flow. The Company does not have a written employment contract with Mr. Craig.

SUPPLIERS

The Company is not dependent on a limited number of suppliers as most of the equipment and materials required for the facilities are readily available in all areas where the Company expects to be operating. The Company plans to obtain its raw materials from local suppliers. In addition, we expect to arrange with independent contractors to manufacture the columns and separators as necessary.

The Company intends to seek quotes from independent contractors to construct the buildings and to supply and install the flooring materials, pumps, tanks and other items required for each facility. As the Company develops a history of operations and experience with particular sources of supply, the Company may enter into exclusive supply contracts in the future if it is advantageous to the Company and its operators.

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

MARKETING AND ADVERTISING

The Company's target market for the construction of the facilities is the farming communities from which there appears to be a strong and growing interest.

Upon establishing the economic feasibility of the facilities the Company intends to issue press releases, advertise in trade journals, local newspapers and through seminars and presentations at trade shows. The Company is also in contact with a number of government agencies and industry organizations whose role it is to locate and promote new opportunities for the economic benefit of farmers.

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

COMPETITION

Major oil and petroleum companies as well as alternative energy companies may be potential competitors of the Company. The Company is not aware of any competitors who offer farm-scale feedlot-fuel plants, although there are several competitors who produce ethanol on a very large-scale basis. Generally speaking, they produce dry ethanol for the gasohol market. The tests being done by Archer Daniels Midland suggest they are looking for ways to expand their ethanol production into use in the diesel fuel business. The Company believes it has a competitive advantage because of the quality of its hybrid fuel combined with the potential of significantly reduced environmental impact in both producing and using the hybrid fuel.

TRENDS THAT MAY AFFECT THE COMPANY'S BUSINESS

The Company has identified the following trends as potentially having an impact on the business of the Company.

Fuel prices have risen dramatically over the past year. Ethanol prices are closely correlated with the price of gasoline, diesel fuel and blending components associated with these fuels. In a typical ethanol facility, natural gas accounts for approximately 15 percent of ethanol production costs. However, our process does not depend on the use of fossil fuels to produce the ethanol. We believe rising fuel prices would be a net benefit to the Company's profitability.

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

We believe that consumers will pay more for beef that is guaranteed good quality. The Company believes that cattle which are fed distillers grains, without added hormones, antibiotics or protein from animal sources, will draw a positive response from health-conscious consumers looking for healthier food sources.

Management is of the view that if overall beef consumption declines, it should have little or no adverse effect on the Company's business as our process is expected to produce exceptional quality beef which we anticipate marketing as guaranteed quality beef that is free of added hormones and antibiotics.

Canada, and many other countries are signatories to the Kyoto Emission Standards Agreement that requires them to adhere to the Kyoto Protocol commitments to reduce pollution by the year 2010. In addition, many states, such as California, have or are considering legislation to eliminate the use of MTBE as an octane enhancer and "clean air" additive. This should work to the advantage of the Company, as most media reports indicate that ethanol appears to have the edge as the product to reduce the use of fossil fuels and the "clean air" additive of choice to replace MTBE. Also, the Company expects to be able to produce ethanol relatively inexpensively, as the proprietary emulsifier allows the blrnding of wet ethanol and diesel fuel which reduces emissions, without incurring drying costs.

RESEARCH AND DEVELOPMENT

During the next twelve months, the Company anticipates conducting further research and development with respect to the following:

1. Researching efficiencies in facility construction and operation;
2. Researching new technologies; consulting with various technical researchers and agriculture officials.

If resources permit, the amount we anticipate spending on research and development for the fiscal year ending June 30, 2006 is approximately $50,000.

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

RISK FACTORS

The following factors have affected or could affect the Company's actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by the Company. Investors should consider carefully the following risks and speculative factors inherent in and affecting the business of the Company and an investment in the Company's common stock.

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

4. We have a history of operating losses and an accumulated deficit, as of June 30, 2005, of $2,192,677

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

12. The continual shift in supply and demand factors create volatility in cattle pricing that could result in a loss on cattle finishing.

13. Our subsidiary, Hybrid Fuels (Canada) has entered into a verbal agreement with a group of Hybrid Fuels Inc. shareholders to construct a fully operational facility at Oyama, B.C., Canada. No written contracts have been made. This group is bearing the financial burden of constructing this commercial facility and retains legal ownership. Once the facility has been completed, the Company will negotiate with this group to acquire or lease the facility on mutually agreeable terms.

14. Since May 2003, the Canadian beef market has suffered as a consequence of the United States limiting imports from Canada because of an isolated case of Bovine Spongiform Encephalopathy (BSE). If beef sales do not return to earlier levels, this could have an adverse effect on the Company although the age of finished cattle raised within our controlled facilites are expected to be under the current 30-month age restriction on beef imported into the U.S..

Item 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company does not have any offices at the present time but maintains a mailing address in Niverville, Manitoba, Canada.

The Company's wholly-owned subsidiary, Hybrid Fuels (Canada) Inc., has a verbal agreement with the owner of a 12-acre parcel of land where a commercial facility is currently being built in Oyama, British Columbia.

A group of Hybrid Fuels, Inc. shareholders is bearing the financial burden of construction and retains legal ownership of the facility. Once the facility has been completed for the Company's intended operations, the Company will negotiate with this group to acquire or lease the facility on mutually agreeable terms. The owner of the land is not related to the Company.


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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Company has authorized capital of 50,000,000 share of common stock with a par value of $0.001, of which 25,407,733 were issued and outstanding as at June 30, 2005 and the Company had 259 shareholders of record.

The Company's common stock is traded on the OTC Bulletin Board under the symbol "HRID."

The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the National Quotation Bureau:


                                                2003
                                        High             Low
                                        ----             ---
                   1st Quarter          0.50             0.09
                   2nd Quarter          0.40             0.11
                   3rd Quarter          0.37             0.20
                   4th Quarter          0.30             0.14
                                                2004
                                        High             Low
                                        ----             ---
                   1st Quarter          0.25             0.13
                   2nd Quarter          0.25             0.09
                   3rd  Quarter         0.25             0.25
                   4th Quarter          0.25             0.25
                                                2005
                                        High             Low
                                        ----             ---
                   1st Quarter          0.21             0.12
                   2nd Quarter          0.40             0.15


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

On September 23, 2004, 75,000 shares of common stock were issued to two investors for cash at a price of $0.08 per share for total proceeds of $5,697 (CAD$7,500).

On October 20, 2004, 30,000 shares of common stock were issued to an investor for cash at a price of $0.08 per share for total proceeds of $2,387 (CAD$3,000).

On October 28, 2004, 120,000 shares of common stock were issued to one investor for cash at a price of $0.08 per share for total proceeds of $9,788 (CAD$12,000).

On January 24, 2005, 300,000 shares of common stock were issued to six investors for cash at a price of $0.08 per share for total proceeds of $24,606 (CAD$30,000).

On January 25, 2005, 700,000 shares of common stock were issued to three Directors at a price of $0.15 per share in consideration for consulting services valued at $105,000 to be rendered up to December, 2006.

On March 30, 2005, 400,000 shares of common stock were issued to six consultants at a price of $0.15 per share in consideration for consulting services rendered and valued at $60,000.

On March 31, 2005, 50,000 shares of common stock were issued to one investor for cash at a price of $0.08 per share for total proceeds of $4,144 (CAD$5,000).

On April 1, 2005, 100,000 shares of common stock were issued to one investor for cash at a price of $0.08 per share for total proceeds of $8,269 (CAD$10,000).

On June 16, 2005, 28,000 shares of common stock were issued to one investor for cash at a price of $0.12 per share for total proceeds of $3,394 (CAD$4,200).


Item 6. PLAN OF OPERATION
-------------------------

As at June 30, 2005, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues, have conducted operations at a loss since inception and have a working capital deficit of $737,227.

Although our cash reserves at June 30, 2005 were limited to $946, related parties have indicated a willingness at the present time to continue to pay operating expenses and advance funds to pay legal, accounting and investor relations expenses. These related parties are not obligated to pay Company operating costs, and therefore, no assurances can be given that they will continue to do so.

Management recognizes that to generate long-term cash flow, we need to develop operating activities. An integral part of the Company's plan involves completing and operating the first beef and ethanol facility to demonstrate to potential operators, lenders and investors that the technology works as described.

Operating costs to the end of the second quarter (December 31, 2005) are estimated at $250,000. This estimate includes $120,000 for cattle and feed, $60,000 for payables (excluding related party loans and accrued executive salaries), $40,000 for technical support and labor and $30,000 for contingencies and other operating expenses. These estimates are subject to change based on conditions outside of management's control and actual experience with operating the first facility.

Our subsidiary has entered into a verbal agreement with a group of Hybrid Fuels Inc. shareholders to construct a fully operational facility at Oyama, B.C., Canada on twelve acres of farmland. This group is bearing the financial burden of constructing this commercial facility and retains legal ownership. Once the facility has been completed, the Company will negotiate with this group to acquire or lease the facility on mutually agreeable terms. The owner of the land on which the facility is being constructed is owned by an unrelated third party.

The operating cost estimate of $250,000 would not adequately cover the cost of acquiring an operating facility if the Company chooses and enters into a purchase agreement as opposed to a lease agreement.

The commercial facility being built by the shareholder group is to include all items necessary for a fully operational facility utilizing the Company's Hybrid Fuels technology.

The Company has not incurred any costs pertaining to the facility to date and will not be obligated financially until the facility has been completed and the Company enters into a formal agreement to either acquire or lease the facility on mutually agreeable terms.

Operations are expected to commence in the quarter ending December 31, 2005. This will coincide with the completion of testing the feed system and the first delivery of cattle to the facility.

The Company has encountered delays in commencing operations that are largely attributable to ongoing financing requirements and testing of the feed system. Additional financing has been required from the previously-mentioned shareholder group in order to complete the testing process and implement necessary improvements to the facility such as the use of ozonated water as discussed in
Item 1. This process is time consuming and has contributed to the delay in commencing operations. As noted in Item 1, Risk Factors, the Company is in the development stage and cannot obtain financing from traditional lending sources.

The hydroponics unit is completed and we are running production trials on various barley types, germination schedules, heating, cooling and lighting schedules. This testing procedure has also contributed to the delay in commencing operations. The Company wants to ensure that the overall feed system is working properly before the first delivery of cattle.

The Oyama, BC, location provides Hybrid Fuels (Canada) Inc., supervisory capability and site control. Upon completion of the facility, we anticipate being able to arrange lease financing in order to pay the construction costs. We anticipate that having a facility operating will make it possible to raise the funds necessary to develop operations through the sale of securities through a private placement.

PURPOSE OF TEST FACILITY

The facility will not be run at full capacity until approximately four months have passed from the facility becoming operational. We believe that at the end of the fourth month of operations, when we sell the first group of finished cattle, we will have an initial set of data from which to prepare information for purposes of estimating cash flows and generating a more comprehensive business plan.

It is intended that future facilities will be constructed for the Company by independent contractors on privately-owned farms. These facilities are intended to be operated by the farmer (s) under terms of an agreement that will be determined once the Company has the data from operations of the first facility.

The key purpose of placing the first facility in service is to demonstrate the economic feasibility of the system. Once this first facility is operating, we plan to use it as a demonstration and training facility and to earn revenue from its operation. Assuming that it will be necessary for the Company to pay market price for grain, bedding and other supplies and that we will receive no more than market price for the finished animals, our projections indicate that the facility should generate sufficient revenue to pay all of our operating costs, plus a small surplus that may be used toward development of operating activities.

Parties that have expressed interest in financing subsequent facilities want to see this first facility generate sufficient cash flow to pay all operating costs and debt service. We anticipate that the facility will show sufficient cash flow to make it possible for us to get approval for financing subsequent facilities.

The proposed facilities are planned to consist of a cattle barn, ethanol-producing plant, gasifier/burner (manure burning unit), and a hydroponic barley-grass growing system.

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

The previously mentioned shareholder group is bearing the financial burden of constructing this commercial facility and retains legal ownership. Once the facility and testing phase has been completed, the Company will negotiate with this group to acquire or lease the facility on mutually agreeable terms.

The cattle barn has been designed to accommodate 200 head of cattle and the hydroponics barley-grass growing system. Once the facility is operational, the cattle will be fed starting with 50 head and adding another 50 approximately every four weeks until the barn is at full capacity. As we gain experience with the facility, we intend to operate the barn continuously at full capacity during the subsequent 100-day feeding cycles. At the end of each feeding cycle, the cattle will be sold at auction.

The cattle will begin the finishing operation in quieting pens where they spend approximately two weeks being transitioned from their prior diet to the wet distillers grains diet. After completing the diet transition, the cattle are moved into the barn, where, on average, they will spend approximately 100 days being fed the finishing diet.

At the end of the finishing operation, our plans for this demonstration facility call for the cattle to be sold at auction. As one group of cattle is sold, another takes its place, as both the finishing operation and our staggered plan of acquisition are scheduled to take approximately three to four months, depending on how long the finishing takes. As a result of using this plan of acquisition, we will not run the facility at full capacity until approximately four months have passed from the facility becoming operational.

We plan to add, on average, between 400 and 500 pounds per head during the finishing operation. The weight per head when we acquire the cattle will vary, principally due to the time of year when the cattle are acquired (most calves are born in the spring and are ready to be sold as feeder cattle seven months to a year later). Generally in the cattle industry feeder cattle sell at a higher price per pound than finished cattle. The increase in weight during the finishing operation is a key element for the initial set of data from which to prepare information for purposes of estimating cash flows and generating a more comprehensive business plan.

Ethanol produced by the first facility in the first two to three months of its operation is expected to be used for testing purposes. Once the facility is operating at full capacity, we project that the ethanol production will be approximately 200 US gallons per day.

Once we have a fully operational facility available for our use and have proven the technology and processes, we expect that our subsidiary, Hybrid Fuels (Canada) Inc., will operate it and revenue will be generated from the sale of the finished cattle and wet ethanol.

If our assumptions prove wrong or we encounter unforeseen obstacles, our ability to demonstrate the facility's economic feasibility may be delayed, or, in the worst case, we may not be able to establish the economic feasibility of the facility.

Once we have a fully operational facility, and have proven the technology and processes, it is intended that our subsidiary, Hybrid Fuels (Canada) Inc., will operate it and will earn revenue from the sale of the finished cattle and wet ethanol.

OPERATING RESULTS FOR THE YEAR ENDED JUNE 30, 2005

During the fiscal year ended June 30, 2005 the Company had no revenue and incurred losses of $401,431 compared to $312,249 for the comparable period the previous year.

The difference of $89,182 is largely attributable to a payment of an outstanding debt and an increase in stock-based compensation.

In April, 1998, a creditor advanced $50,000, bearing interest at 1% per month. However, as the Company did not receive the cash, as it was unknowingly kept by an agent of the Company, no liability was previously recognized in the financial statements. During the year ended June 30, 2005, the Company was notified of the debt and recognized the full amount and accrued interest of $43,000, resulting in a charge to operations of $93,000. On August 16, 2005, the Company issued 225,000 shares of common stock and 150,000 restricted shares of common stock to settle the outstanding debt and accrued interest.

Stock-based compensation was $113,799 compared with $59,128 in the previous fiscal year. The Company incurred non-cash financing activities by issuing 700,000 shares in January, 2005 to three Directors in consideration for consulting services to be rendered up to December, 2006. The Company also issued 400,000 shares in March, 2005 to six consultants for services. The amount of $113,799 was pro-rated for the period ending June 30, 2005.

The current President, Paul Warkentin, donated services valued at $30,000 during the period from July 1, 2004 to June 30, 2005 inclusive.

Imputed interest for the year was comparable to the previous fiscal year and included $48,330 attributed to former President Clay Larson. Imputed interest is interest that is imputed on non-interest bearing amounts such as deferred executive compensation or amounts that are advanced to, or paid on behalf of the Company.


LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended June 30, 2005 the Company received $59,205 including:

     a)   $58,286 from issuing restricted common stock
     b) $939 from related parties. These advances are non-interest bearing, unsecured and due on demand.


A total of $64,296 was used in operating activities.

During the year ending June 30, 2005 the Company incurred non-cash financing activities by issuing 700,000 shares in January, 2005 and 400,000 shares in March, 2005 for services valued at a total of $165,000.

Related parties have indicated a willingness at the present time to continue to pay operating expenses and advance funds to pay legal, accounting and investor relations expenses. These related parties are not obligated to pay Company operating costs, and therefore, no assurances can be given that they will continue to do so.

For the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon our successful efforts to raise additional equity, financing and/or attain profitable operations. There is no guarantee that we will be able to complete any of the above objectives. At June 30, 2005 we had a working capital deficit of $737,227 and an accumulated deficit from inception of $2,192,677.

The Oyama facility, including the testing of the feed system, is expected to be completed in the quarter ending December 31, 2005. At that time, the Company will need to enter into either an acquisition or lease agreement so it can begin its commercial operations.

The Company has encountered delays in commencing operations that are largely attributable to financing requirements and testing of the feed system.

Once we have a fully operational facility available for our use and have proven the technology and processes, we expect that our subsidiary, Hybrid Fuels (Canada) Inc., will operate it and revenue will be generated from the sale of the finished cattle and wet ethanol.

The facility will not be run at full capacity until approximately four months have passed from the facility becoming operational. We believe that at the end of the fourth month of operations, we will be in a position to generate revenue by selling the first group of finished cattle.

We expect to incur the costs associated with the operating facility once the Company has entered into an agreement that allows it to commence operations at the facility. This is expected to occur during the quarter ending December 31, 2005.

As the facility will be fully operational upon completion of testing the feed system, the Company will only be required to incur capital expenditures at that time.

The Company expects that future capital requirements for developing and expanding technologies will bet met through stock offerings by way of private placements. The amount we anticipate spending on research and development for the fiscal year ending June 30, 2006 is approximately $50,000.

Item 7. Financial Statements
----------------------------

Hybrid Fuels, Inc.
(A Development Stage Company)



                                                                           Index



Report of Independent Registered Public Accounting Firm......................F-1

Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Cash Flows........................................F-4

Consolidated Statement of Stockholders' Deficit..............................F-5

Notes to the Consolidated Financial Statements...............................F-7

                               [GRAPHIC OMITTED]

MANNING ELLIOTT                                                   11th floor, 1050 West Pender Street, Vancouver, BC, Canada V6E 3S7
CHARTERED ACCOUNTANTS                                                Phone: 604.714.3600  Fax: 604.714.3669  Web: manningelliott.com


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Stockholders and Board of Directors of Hybrid Fuels, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Hybrid Fuels, Inc. (A Development Stage Company) as of June 30, 2005 and 2004 and the related statements of operations, cash flows and stockholders' deficit accumulated for the period from January 28, 1998 (Date of Inception) to June 30, 2005 and the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Fuels, Inc. (A Development Stage Company), as of June 30, 2005 and 2004, and the results of its operations and its cash flows accumulated for the period from January 28, 1998 (Date of Inception) to June 30, 2005 and the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

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

October 7, 2005

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)


                                                                                           June 30,        June 30,
                                                                                             2005            2004
                                                                                               $               $
ASSETS

Current Assets

  Cash                                                                                          946           7,907
--------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                    946           7,907
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                                           67,220          50,265
  Accrued liabilities                                                                        47,000           3,250
  Note payable and other advances (Note 3)                                                   93,153          39,432
  Due to related parties (Note 4)                                                           204,099         205,050
  Due to a former director (Note 5)                                                         326,701         326,701
--------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                   738,173         624,698

Redeemable and Restricted Common Shares (Note 7(b))                                         223,000         223,000
--------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                           961,173         847,698
--------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 7)
Subsequent Events (Note 9)

Stockholders' Deficit

Common Stock (Note 6): $0.001 par value; 50,000,000 shares authorized
25,174,980 and 23,371,980 shares issued and outstanding, respectively                        25,175          23,372

Additional Paid-in Capital                                                                  847,311         625,828

Donated Capital                                                                             438,464         329,554

Deferred Compensation                                                                       (78,500)        (27,299)

Deficit Accumulated During the Development Stage                                         (2,192,677)     (1,791,246)
--------------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                                (960,227)       (839,791)
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                                     946           7,907
====================================================================================================================




(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)


                                                              Accumulated from
                                                              January 28, 1998
                                                            (Date of Inception)          For the Year Ended
                                                                to June 30,
                                                                    2005                      June 30,
                                                                                       2005              2004
                                                                     $                   $                $

Revenue                                                                    -                  -                 -
--------------------------------------------------------------------------------------------------------------------

Expenses

Deposits and advances written-off (Note 3 (c))                       305,512             50,000                 -
Foreign exchange loss                                                  9,246              4,515             1,263
General and administrative (Note 4)                                1,251,193            154,207           164,481
Imputed interest (Note 4 and 5)                                      400,964             78,910            78,452
Research and development                                              16,925                  -             8,925
Stock-based compensation (1)                                         208,837            113,799            59,128
--------------------------------------------------------------------------------------------------------------------
Total Expenses                                                     2,192,677            401,431           312,249
--------------------------------------------------------------------------------------------------------------------
Net Loss                                                          (2,192,677)          (401,431)         (312,249)
====================================================================================================================
Net Loss Per Share - Basic and Diluted                                                    (0.02)            (0.01)
====================================================================================================================
Weighted Average Shares Outstanding                                                  24,332,000        22,584,000
====================================================================================================================

(1) Stock-based compensation is excluded from the following:

     General and administrative                                      208,837              113,799            59,128
====================================================================================================================




(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)


                                                                        Accumulated from
                                                                        January 28, 1998
                                                                      (Date of Inception)     For the Year Ended
                                                                          to June 30,
                                                                              2005                 June 30,
                                                                                            2005           2004
                                                                               $              $              $
  Cash Flows To Operating Activities

    Net loss                                                               (2,192,677)    (401,431)      (312,249)

    Adjustments to reconcile net loss to net cash used in
    operating activities
      Accrued executive compensation                                          324,000            -         36,000
      Amortization of deferred compensation and other
      stock-based compensation                                                298,837      113,799         90,338
      Deposits and advances written-off                                       305,512       50,000              -
      Donated services                                                         37,500       30,000          7,500
      Imputed interest                                                        400,964       78,910         78,452
      Foreign exchange loss                                                     7,189        3,721              -
      Other adjustment                                                           (502)           -              -

    Change in operating assets and liabilities
      Accounts payable and accrued liabilities                                126,121       60,705         19,111
---------------------------------------------------------------------------------------------------------------------
  Net Cash Used In Operating Activities                                      (693,056)     (64,296)       (81,148)
---------------------------------------------------------------------------------------------------------------------
  Cash Flows To Investing Activities

    Deposits and advances                                                    (255,512)           -              -
---------------------------------------------------------------------------------------------------------------------
  Net Cash Used In Investing Activities                                      (255,512)           -              -
---------------------------------------------------------------------------------------------------------------------
  Cash Flows From Financing Activities

    Proceeds from issuance of note payable                                     33,732            -             94
    Proceeds from advances                                                    136,700            -          2,232
    Advances from a former director                                             2,701            -              -
    Advances from related parties                                             205,989         (951)         3,745
    Proceeds from issuance of restricted common stock                         223,000            -              -
    Proceeds from issuance of common stock                                    347,392       58,286         81,737
---------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By Financing Activities                                   949,514       57,335         87,808
---------------------------------------------------------------------------------------------------------------------
  Net Increase (Decrease) in Cash                                                 946       (6,961)         6,660

  Cash - Beginning of Period                                                        -        7,907          1,247
---------------------------------------------------------------------------------------------------------------------
  Cash - End of Period                                                            946          946          7,907
=====================================================================================================================
  Non-cash Investing and Financing Activities

    Common shares issued for services                                         287,337      165,000        117,337
    Common shares issued to settle debt                                       226,259            -         13,791
=====================================================================================================================
  Supplemental Disclosures

    Interest paid                                                                                -              -
    Income taxes paid                                                                            -              -
=====================================================================================================================




(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
Accumulated from January 28, 1998 (Date of Inception) to June 30, 2005 (expressed in U.S. dollars)


                                                                                                         Deficit
                                                                                                       Accumulated
                                                  # of               Additional                         During the        Total
                                                Shares                Paid-in    Donated    Deferred    Development    Stockholders'
                                              Issued and  Par Value   Capital    Capital  Compensation     Stage         Deficit
                                             Outstanding      $          $          $          $             $              $
Balance at January 28, 1998 (Date
of Inception)                                          -        -          -          -          -              -                 -
Shares issued to effect a reverse merger      15,000,000   15,000      3,398          -          -        (18,398)                -
Net loss for the period                                -        -          -          -          -        (93,633)          (93,633)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                      15,000,000   15,000      3,398          -          -       (112,031)          (93,633)
Issuance of 1,900,000 shares                   1,900,000    1,900     (1,900)         -          -              -                 -
Issuance of shares for cash                       23,600       24     13,576          -          -              -            13,600
Imputed Interest                                       -        -          -     26,000          -              -            26,000
Net loss for the year                                  -        -          -          -          -       (308,377)         (308,377)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                      16,923,600   16,924     15,074     26,000          -       (420,408)         (362,410)
Cancellation of shares previously issued      (1,900,000)   1,900          -          -          -              -                 -
Issuance of shares for no consideration        3,000,000    3,000     (3,000)         -          -              -                 -
Issuance of shares pursuant to a
  subscription agreement                       1,500,000    1,500    148,500          -          -              -           150,000
Imputed Interest                                       -        -          -     30,735          -              -            30,735
Net loss for the year                                  -        -          -          -          -       (324,144)         (324,144)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                      19,523,600   19,524    162,474     56,735          -       (744,552)         (505,819)
Issuance of shares to settle debt              1,100,000    1,100    123,368          -          -              -           124,468
Imputed interest                                       -        -          -     59,202          -              -            59,202
Net loss for the year                                  -        -          -          -          -       (312,660)         (312,660)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                      20,623,600   20,624    285,242    115,937          -     (1,057,212)         (634,809)
Issuance of shares to settle debt                200,000      200      9,800          -          -              -            10,000
Issuance of shares for services                  100,000      100      4,900          -          -              -             5,000
Issuance of shares for cash                      377,000      376     30,810          -          -              -            31,186
Imputed interest                                       -        -          -     58,932          -              -            58,932
Net loss for the year                                  -        -          -          -          -       (167,850)         (167,850)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                      21,300,600   21,300    331,352    174,869          -     (1,225,062)         (697,541)
Issuance of shares to settle debt                600,000      600     77,400          -          -              -            78,000
Issuance of shares for cash                       50,000       50      5,633          -          -              -             5,683
Imputed interest                                       -        -          -     68,733          -              -            68,733
Net loss for the year                                  -        -          -          -          -       (253,935)         (253,935)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                      21,950,600   21,950    414,385    243,602          -     (1,478,997)         (799,060)
Issuance of shares to settle debt                 67,778       68     13,723          -          -              -            13,791
Issuance of shares for services                  755,833      756    116,581          -          -              -           117,337
Issuance of shares for cash                      597,769      598     81,139          -          -              -            81,737
Imputed interest                                       -        -          -     78,452          -              -            78,452
Donated services                                       -        -          -      7,500          -              -             7,500
Deferred compensation                                  -        -          -          -    (27,299)             -           (27,299)
Net loss for the year                                  -        -          -          -          -       (312,249)         (312,249)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004                      23,371,980   23,372    625,828    329,554    (27,299)    (1,791,246)         (839,791)
====================================================================================================================================




(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
Accumulated from January 28, 1998 (Date of Inception) to June 30, 2005 (expressed in U.S. dollars)


                                                                                                    Deficit
                                                                                                   Accumulated
                                           # of               Additional                           During the        Total
                                         Shares                Paid-in    Donated     Deferred     Development    Stockholders'
                                       Issued and  Par Value   Capital    Capital   Compensation      Stage         Deficit
                                      Outstanding      $          $          $           $              $              $

Balance at June 30, 2004                23,371,980  23,372     625,828    329,554      (27,299)     (1,791,246)   (839,791)
Issuance of shares for services          1,100,000   1,100     163,900          -            -               -     165,000
Issuance of shares for cash                703,000     703      57,583          -            -               -      58,286
Imputed interest                                 -       -           -     78,910            -               -      78,910
Donated services                                 -       -           -     30,000            -               -      30,000
Deferred compensation                            -       -           -          -      (51,201)              -     (51,201)
Net loss for the year                            -       -           -          -            -        (401,431)   (401,431)
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2005                25,174,980  25,175     847,311    438,464      (78,500)     (2,192,677)   (960,227)
=============================================================================================================================




(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

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

     On May 29, 1998 the Company changed its name to Hybrid Fuels, Inc., herein "the Company". The Company trades on the OTC Bulletin Board under the symbol HRID.

     Pursuant to the above acquisition, the Company acquired a number of proprietary technologies with the primary objective of the business being to build small farm-scale ethanol facilities that involve a number of proprietary technologies exclusively owned by the Company. Other proprietary technology involves the use of a bio-gas burner that burns manure and bedding straw. This technology eliminates ground and ground-water contamination and produces most of the energy required for the facility by supplying heat for fermentation and vaporization and for the operation of a greenhouse, if desired. Another exclusive proprietary technology is a vegetable-based formula that allows diesel and ethanol to emulsify. This hybrid fuel reduces particulate emissions without reduction in power when used in an unaltered diesel engine.

     The Company is a development stage company with management devoting most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives. At June 30, 2005, the Company had a working capital deficit of $737,227 and an accumulated deficit of $2,192,677. These factors, among others, cause substantial doubt about the continuance of the Company as a going concern.

     The Company expects that future capital requirements for developing and expanding technologies will be met through stock offerings by way of private placements.


2.   Summary of Significant Accounting Policies

     (a)  Consolidated Financial Statements

          These consolidated financial statements represent the consolidation of the Company and its wholly owned subsidiary, Hybrid Fuels (Canada) Inc. The Company's subsidiary is currently inactive and has no assets, liabilities or operations. The Company's fiscal year end is June 30.

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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2. Summary of Significant Accounting Policies (continued)

     (d)  Basic and Diluted Net Income (Loss) per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) which requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At June 30, 2005, the redeemable and restricted shares disclosed in Note 7(b) have not been included in either basic or diluted EPS.

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

     (f)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (g)  Financial Instruments

          The fair values of cash, accounts payable, accrued liabilities, notes and advances payable, due to related parties and due to former director approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

     (h)  Income Taxes

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

          The Company follows the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123", which requires more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of June 30, 2005, the Company has not issued any stock options.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2. Summary of Significant Accounting Policies (continued)

     (j)  Recent Accounting Pronouncements

          In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS NO. 123R. The Company will consider SAB 107 during implementation of SFAS NO. 123R.

          In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS No. 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

     (l)  Reclassifications

          Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

3.   Note Payable and Other Advances

     (a) On September 15, 2000, the Company issued a note for CAD$50,000 (US$40,710) payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. Interest expense of $3,714 has been accrued for the year ended June 30, 2005 (2004 - $3,433). The note payable was $40,710 after translation into U.S. dollars at June 30, 2005. For the year ended June 30, 2005, the Company incurred a foreign currency translation loss of $3,510 that was charged to operations. Accrued interest from September 15, 2000 of $15,136 is included in accounts payable as of June 30, 2005.

     (b) Cash advances totalling $2,443 (CAD$3,000) from unrelated parties are non-interest bearing, unsecured and due on demand.

     (c) In April 1998, a creditor advanced $50,000, bearing interest at 1% per month. However, as the Company did not receive the cash, as an agent of the Company unknowingly kept it, no liability was previously recognized in the financial statements. During the year ended June 30, 2005, the Company was notified of the debt and recognized the full amount and accrued interest of $43,000, resulting in a charge to operations of $93,000.

4.   Related Party Transactions

     (a) A shareholder is owed $199,371 (June 30, 2004 - $199,371) for payment of rent, office expenses and professional fees on behalf of the Company. Imputed interest of $29,905 (2004 - $30,122), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. An amount of $1,890 (June 30, 2004 - $1,890) is owing to another shareholder. Amounts owing are unsecured, non-interest bearing and due on demand.

     (b) At June 30, 2004, the President of the Company was owed $3,789 for advances and expenses paid for on behalf of the Company. This amount was unsecured, non-interest bearing and due on demand. During the year ended June 30, 2005, the amount was repaid in full.

     (c) During the year ended June 30, 2004, 600,000 shares were issued to two directors at a fair value of $81,896 for consulting services rendered and to be rendered. As at June 30, 2004, $27,299 was set up as deferred compensation and was charged to operations during fiscal 2005.

     (d) During the year ended June 30, 2005, the Company recognized a total of $30,000 (2004 - $7,500) for donated services provided by the President of the Company.

     (e) At June 30, 2005, the Vice-President of the Company is owed $4,728 for expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.

5.   Amounts Owing to a Former Director

     The former President, who was also a director of the Company, is owed $2,701 for office and related expenses paid for on behalf of the Company. Effective July 1, 1999 the former President was entitled to a salary of US$6,000 per month or $324,000 in total and was owed a total of $326,701 at June 30, 2005. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $49,005 (2004 - $48,330), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. The Company did not have a written employment contract with the former President.

6.   Common Shares

     (a)  Private Placements

          On June 16, 2005, 28,000 shares of common stock were issued for cash at a price of $0.12 per share for total proceeds of $3,394 (CAD$4,200).

          On April 1, 2005, 100,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $8,269 (CAD$10,000).

          On March 31, 2005, 50,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $4,144 (CAD$5,000).

          On January 24, 2005, 300,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $24,606 (CAD$30,000).

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)


6.   Common Shares (continued)

     (a)  Private Placements (continued)

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

          On April 1, 2004, 166,663 shares of common stock were issued for cash at a price of $0.14 per share for total proceeds of $22,893 (CAD$30,000).

          On March 29, 2004, 431,106 shares of common stock were issued for cash at a price of $0.14 per share for total proceeds of $58,844.

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

          On March 30, 2005, 400,000 shares of common stock were issued at a price of $0.15 per share for a fair value of $60,000 in consideration for consulting services rendered.

          On January 25, 2005, 700,000 shares of common stock were issued at a price of $0.15 per share for a fair value of $105,000 in consideration for consulting services to be rendered up to December, 2006. During the year ended June 30, 2005, the Company charged $26,500 to operations, and the balance of $78,500 is recognized at deferred compensation at June 30, 2005.

          On April 1, 2004, 133,333 shares of common stock were issued at a fair value of $30,667 in consideration of services rendered.

          On March 29, 2004, 600,000 shares of common stock were issued to two directors at a price of $0.14 per share for a fair value of $81,896 in consideration of services rendered. 400,000 of these shares relate to future services for the period from January 1 to December 31, 2004. As a result $54,597 was charged to operations in 2004 and the remaining balance of $27,299 was set up as deferred compensation as at June 30, 2004. The $27,999 was charged to operations during the year.

          On March 29, 2004, 27,778 shares of common stock were issued settle outstanding debt of $3,791.

          On October 23, 2003, 7,500 shares of common stock were issued at a fair value of $1,024 in consideration of services rendered.

          On September 23, 2003, 7,500 shares of common stock were issued at a fair value of $1,875 in consideration of services rendered.

          On September 10, 2003, 7,500 shares of common stock were issued at a fair value of $1,875 in consideration of services rendered.

          On September 10, 2003, 40,000 shares of common stock were issued to settle outstanding debt of $10,000.

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

     (b) Between October 1998 and June 1999, the management at that time sold a total of 361,120 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum ("Offering") that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. Management had concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Restricted shares must be owned and fully paid for at least one year. After the one-year holding period, the number of shares non-affiliates may sell during any three-month period cannot exceed 1% of the outstanding shares of the same class being sold. If the shares have been owned for two years or more, no volume restrictions apply to non-affiliates. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. To date, 23 subscribers, have, pursuant to this offer received 232,753 shares, representing $158,000. These shares are issued but not considered outstanding. The remaining 11 subscribers, who paid $65,000 for 128,367 shares, have not responded to the offer. These subscriptions are recorded as redeemable and restricted common shares until rescission rights have been revoked.

8.   Income Taxes

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $1,073,000 since inception on February 25, 1960. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     The components of the net deferred tax asset at June 30, 2005 and 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                                               2005                 2004
                                                 $                    $

Cumulative Net Operating Losses             1,073,000             894,000

Statutory Tax Rate                             35%                  34%

Effective Tax Rate                              -                    -

Deferred Tax Asset                           376,000              304,000

Valuation Allowance                         (376,000)            (304,000)
--------------------------------------------------------------------------------
Net Deferred Tax Asset                          -                    -
================================================================================

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)


9.   Subsequent Events

     On August 16, the Company issued 225,000 shares of common stock and 150,000 restricted shares of common stock to settle the outstanding debt and accrued interest as described in Note 3(c).

     In September 2005, the Company received total share subscriptions of CAD$9,590 and will issue 86,700 restricted shares of common stock.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------

N/A

Item 8A.  CONTROLS AND PROCEDURES
---------------------------------

Based on an evaluation as of the end of the period, the Company's Principal Executive Officer and Acting Principal Financial Officer has concluded that the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore there were no corrective actions taken.

CODE OF ETHICS

We have adopted a code of ethics that applies to our executive officers and directors. This code of ethics is posted on our website at www.hybrid-fuels.com. The Code of Ethics is filed as Exhibit 14.1 to this report.


Item 8B. OTHER INFORMATION
--------------------------

N/A

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
---------------------------------------


As of June 30, 2004, the Board had a membership of three Directors: Paul Warkentin (President/CEO and Acting CFO), Gordon Colledge (Vice President) and David Krahn (Secretary-Treasurer).

On September 15, 2004, Dale Johnson was added as a Director to bring the Board membership to four.

The following table sets forth the name, age, and position of each of the persons who were serving as executive officers of Hybrid Fuels Inc. as of June 30, 2005:

NAME            AGE     POSITION                    DIRECTOR OR OFFICER SINCE

Paul Warkentin  38     President/Director                April 8, 2004

David Krahn     50     Secretary-Treasurer/              December 10, 2003
                       Director

Gordon Colledge 61     Vice-President/Director           September 26, 2000

Dale Johnson    54     Director                          September 15, 2004

The present and principal occupations of our directors and executive officers during the last five years are set forth below:

Paul Warkentin
--------------
Mr. Warkentin (38) of Landmark, Manitoba, Canada has been a leading real estate agent and land developer in the Winnipeg area since 1993 and brings a strong track record of entrepreneurial vision, marketing, customer service and leadership to Hybrid Fuels, Inc..

David Krahn
-----------

Mr. Krahn, (50) of Niverville, Manitoba, Canada is a professional Engineer with a national consulting firm with 30 years of experince in Transportation Engineering and Project Management in many large and complex projects throught Manitoba and Western Canada.

Gordon Colledge
---------------
Mr. Colledge (61) of Lethbridge, Alberta, Canada, operates two privately held, family-owned companies: Advance Communications Ltd. established 30 years ago and Adcomm Research Ltd., formed in 1985. Both companies have a long history of educational workshops, family mediation and succession planning for family-owned businesses.

Dale Johnson
------------
Mr. Johnson (54) of Lethbridge, Alberta, Canada, is the President of Wind Power Inc. based in Pincher Creek, Alberta, Canada. Mr. Johnson has over 20 years experience in the independent power business including all aspects of regulatory application, electrical interconnection requirements, wind power plant construction, operation and maintenance.

TERMS OF OFFICE

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

We believe that all Section 16(a) Securities and Exchange Commission filing requirements applicable to our directors and executive officers for the fiscal year ended June 30, 2005 were timely met.

AUDIT COMMITTEE

Pursuant to the footnote by regulation S-B Item 401(f) and SEC Release 33-8220, the Company is not subject to the audit committee disclosures at this time.

Item 10.  EXECUTIVE COMPENSATION
--------------------------------

On January 25, 2005, the Company issued 300,000 shares of restricted common stock to Paul Warkentin, 200,000 shares to Gordon Colledge and 200,000 shares to Dale Johnson at a price of $0.15 per share for management/consulting services valued at $105,000 to be rendered up to December, 2006.

                           SUMMARY COMPENSATION TABLE
                   Annual compensation         Long term compensation
--------------------------------------------------------------------------------
                                 Other   Restricted Securities   LTIP    All
                                 Annual    stock    underlying   payouts other
Name &          Yr  Salary Bonus Compen-   awards   options/SARs  ($)    Compen-
Principal            ($)    ($)  sation($)  ($)        (#)               sation
Position
--------------------------------------------------------------------------------
Paul Warkentin 2005   nil   -0- 11,358      -0-         -0-       -0-     -0-
Paul Warkentin 2004   nil   -0-    -0-      -0-         -0-       -0-     -0-
Clay Larson    2004   nil   -0-    -0-      -0-         -0-       -0-     -0-
Pres./CEO      2003 72,000  -0-    -0-      -0-         -0-       -0-     -0-
Alan Urschel   2004 13,670  -0-    -0-      -0-         -0-       -0-     -0-
Pres./CEO
--------------------------------------------------------------------------------

At the present time, the Company does not have any other compensation agreements or plans with any officers and/or directors of the Company. The Company does intend to enter into such agreements in the future when resources allow.

It is the Company's intention to appoint not more than three new directors who will be remunerated in accordance with their responsibilities with the Company. At year end, no prospective directors had been identified. At such time as new directors and/or officers are appointed, the Company will adopt an appropriate compensation plan.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
---------------------------

The following table sets forth as of October 12, 2005, the name and the number of shares of the Registrant's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 25,869,433 issued and outstanding shares (see Consolidated Statement of Shareholders Equity in Financial Statements) of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


Title  of   Name and Address of        Amount and Nature of      Percentage of
Class       Beneficial Owner           Beneficial Ownership      Class
--------------------------------------------------------------------------------
Common      Donald  Craig                    1,450,000               5.60%
            12650 Ponderosa Road
            Winfield, B.C. V4V 2G8

Common      David Krahn (1)                    253,000               0.98%
            237 Main Street
            Box 880
            Niverville, MB
            R0A 1E0

Common      Paul Warkentin (1)                 535,000               2.07%
            237 Main Street
            Box 880
            Niverville, MB
            R0A 1E0

Common      Gordon Colledge (1)              1,012,000               3.91%
            237 Main Street
            Box 880
            Niverville, MB
            R0A 1E0

Common      Auchengrey Ltd.                  1,500,000               5.80%
            Diane Smith,
            PO Box 3321,
            Tortula, BVI.

Common      Killaloe Ltd.                    2,000,000               7.73%
            Don Murray,
            Drake Chambers,
            Tortula, BVI

Common      Dale Johnson (1)                   200,000               0.77%
            237 Main Street
            Box 880
            Niverville, MB
            R0A 1E0


--------------------------------------------------------------------------------
Common      Total Officers and Directors
            as a  Group (3 Persons)          2,000,000               7.73%
--------------------------------------------------------------------------------

(1) Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of the Company.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

In 1998, Donald Craig, who owns more that 5% of the issued shares of the Company, loaned $499,059 to the Company, of which $365,590 was repaid in cash. He also paid expenses and loaned money to the Company of $62,786, with the result that the Company owed him $199,371 as of June 30, 2005. The loan is non-interest bearing, payable on demand with no fixed terms of repayment. Imputed interest is calculated at 15% to reflect the risk of the loan and that interest is charged to operations and treated as donated capital.

The current President, Paul Warkentin, donated services valued at $30,000 during the period from July 1, 2004 to June 30, 2005 inclusive.

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

Exhibit 14.1 Code of Ethics

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

(2) Incorporated by reference from the Company's Form 10-QSB filed with the SEC on May 15, 2001.


b.  REPORTS ON FORM 8-K:

N/A

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

The following table discloses accounting fees and services that we paid to our auditor, Manning Elliott:

Type Of Services Rendered        Fiscal Yr 2005    Fiscal Yr 2004

Audit Fees                            $9,850            $4,200
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


Hybrid Fuels, Inc.

Date: October 14, 2005

By: /s/ Paul Warkentin                               By: /s/ Gordon Colledge
----------------------                               -----------------------

Name: Paul Warkentin                                 Name: Gordon Colledge
Title: President/CEO/Acting CFO                      Title: Vice President