Form 10QSB
period 2005-09-30
HYBRID FUELS INC
filed 2005-11-21
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2005

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _______ to _______

                               -------------------

                         Commission File Number 0-29351

                               HYBRID FUELS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


                    NEVADA                           88 0384399
                    ------                           -----------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)


    237 Main Street, Box 880, Niverville, Manitoba            R0A1E0
    ----------------------------------------------            ------
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

The number of issued and outstanding shares of the registrant's common stock as of November 18, 2005 was 25,869,433

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART-I        FINANCIAL INFORMATION                                                  PAGE

Item 1        Financial Statements..............................................      F-0

Item 2        Plan of Operation.................................................        3

Item 3        Controls and Procedures...........................................        6


PART-II       OTHER INFORMATION                                                      PAGE

Item 1        Legal Proceedings.................................................        6

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds ......        6

Item 3        Defaults Upon Senior Securities...................................        6

Item 4        Submission of Matters to a Vote of Security Holders...............        6

Item 5        Other Information.................................................        6

Item 6        Exhibits and Reports on Form 8-K..................................        7

              Signature.........................................................        7

Hybrid Fuels, Inc.
(A Development Stage Company)

September 30, 2005

                                                                           Index


Consolidated Balance Sheets..................................................F-1

Consolidated Statements of Operations........................................F-2

Consolidated Statements of Cash Flows........................................F-3

Notes to the Consolidated Financial Statements...............................F-4

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                 September 30,       June 30,
                                                                                      2005             2005
                                                                                       $                $
                                                                                  (unaudited)        (audited)
ASSETS

Current Assets

  Cash                                                                                    693              946
--------------------------------------------------------------------------------------------------------------
Total Assets                                                                              693              946
==============================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                                     75,575           67,220
  Accrued liabilities                                                                   6,500           47,000
  Note payable and other advances (Note 3)                                             45,273           93,153
  Due to related parties (Note 4)                                                     205,122          204,099
  Due to a former director (Note 5)                                                   326,701          326,701
--------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                             659,171          738,173

Redeemable and Restricted Common Shares (Note 7(b))                                   223,000          223,000
--------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                     882,171          961,173
--------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 7)

Stockholders' Deficit

Common Stock (Note 6): $0.001 par value; 50,000,000 shares authorized
25,549,980 and 25,174,980 shares issued and outstanding, respectively                  25,550           25,175

Additional Paid-in Capital                                                            929,436          847,311

Common Stock Subscribed (Note 8)                                                        8,163               --

Donated Capital                                                                       465,692          438,464

Deferred Compensation                                                                 (65,250)         (78,500)

Deficit Accumulated During the Development Stage                                   (2,245,069)      (2,192,677)
--------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                          (881,478)        (960,227)
--------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                               693              946
==============================================================================================================



                (The Accompanying Notes are an Integral Part of
                     the Consolidated FinancialStatements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                               Accumulated from
                                                               January 28, 1998
                                                              (Date of Inception)      For the Three Months Ended
                                                               to September 30,              September 30,
                                                                      2005               2005             2004
                                                                       $                  $                $
Revenue                                                                 --                 --               --
-----------------------------------------------------------------------------------------------------------------

Expenses

Deposits and advances written-off (Note 3 (c))                     305,512                 --               --
Foreign exchange loss                                               11,863              2,617            2,430
General and administrative (1) (Note 4)                          1,500,577             40,547           38,933
Imputed interest (Note 4 and 5)                                    420,692             19,728           19,727
Research and development                                            16,925                 --               --
-----------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                         2,255,569             62,892           61,090
-----------------------------------------------------------------------------------------------------------------

Operating Loss                                                  (2,255,569)           (62,892)         (61,090)

Other Income

Gain on settlement of debt                                          10,500             10,500               --
-----------------------------------------------------------------------------------------------------------------
Net Loss                                                        (2,245,069)           (52,392)         (61,090)
=================================================================================================================
Net Loss Per Share - Basic and Diluted                                                     --               --
=================================================================================================================
Weighted Average Shares Outstanding                                                25,367,000       23,397,000
=================================================================================================================

(1) Stock-based compensation is included in the following:

     General and administrative                                    222,087             13,250               --
=================================================================================================================



                (The Accompanying Notes are an Integral Part of
                     the Consolidated FinancialStatements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                                       For the Three Months Ended
                                                                                              September 30,
                                                                                         2005             2004
                                                                                           $               $
Operating Activities

  Net loss                                                                            (52,392)         (61,090)

  Adjustments to reconcile net loss to net cash used in
  operating activities
    Amortization of deferred compensation and other
    stock-based compensation                                                           13,250           13,650
    Donated services                                                                    7,500            7,500
    Imputed interest                                                                   19,728           19,727
    Foreign exchange loss                                                               4,297               --
    Gain on settlement of debt                                                        (10,500)              --

  Change in operating assets and liabilities
    Accounts payable and accrued liabilities                                            9,701              331
-----------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                                  (8,416)         (19,882)
-----------------------------------------------------------------------------------------------------------------

Financing Activities

  Proceeds from advances                                                                   --            2,310
  Advances from related parties                                                            --            4,259
  Common stock subscribed                                                               8,163               --
  Proceeds from issuance of common stock                                                   --            5,697
-----------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                               8,163           12,266
-----------------------------------------------------------------------------------------------------------------

Decrease in Cash                                                                         (253)          (7,616)

Cash - Beginning of Period                                                                946            7,907
-----------------------------------------------------------------------------------------------------------------
Cash - End of Period                                                                      693              291
=================================================================================================================
Non-cash Investing and Financing Activities

  Common shares issued to settle debt                                                  93,000               --
=================================================================================================================

Supplemental Disclosures

  Interest paid                                                                            --               --
  Income taxes paid                                                                        --               --
=================================================================================================================



                (The Accompanying Notes are an Integral Part of
                     the Consolidated FinancialStatements)

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

     The Company is a development stage company with management devoting most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives. At September 30, 2005, the Company had a working capital deficit of $658,478 and an accumulated deficit of $2,245,069. These factors, among others, cause substantial doubt about the continuance of the Company as a going concern.

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

     (f)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (g)  Financial Instruments

          The fair values of cash, accounts payable, accrued liabilities, notes and advances payable, due to related parties and due to a former director approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

     (i)  Stock-based Compensation

          The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. SFAS 123 "Accounting for Stock-Based Compensation" established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income
          (loss) that would have resulted from the use of the fair value based method under SFAS 123. As of September 30, 2005, the Company has not issued any stock options.

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

      (l) Reclassifications

          Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.   Note Payable and Other Advances

     (a) On September 15, 2000, the Company issued a note for CAD$50,000 (US$42,710) payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. Interest expense of $975 has been accrued for the period ended September 30, 2005 (2004 - $901). The note payable was $42,710 after translation into U.S. dollars at September 30, 2005. For the three month period ended September 30, 2005, the Company incurred a foreign currency translation loss of $2,000 that was charged to operations. Accrued interest from September 15, 2000 of $16,111 is included in accounts payable as of September 30, 2005.

     (b) Cash advances totalling $2,563 (CAD$3,000) from unrelated parties are non-interest bearing, unsecured and due on demand.

     (c) In April 1998, a creditor advanced $50,000, bearing interest at 1% per month. However, as the Company did not receive the cash, as an agent of the Company unknowingly kept it, no liability was previously recognized in the financial statements. During the year ended June 30, 2005, the Company was notified of the debt and recognized the full amount and accrued interest of $43,000, resulting in a charge to operations of $93,000. On August 16, 2005, the Company issued 375,000 shares of common stock to settle the outstanding debt and accrued interest.

4.   Related Party Transactions

     (a) A shareholder is owed $199,371 (June 30, 2005 - $199,371) for payment of rent, office expenses and professional fees on behalf of the Company. Imputed interest of $7,476, calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. This amount owing is unsecured, non-interest bearing and due on demand.

     (b) During the three month period ended September 30, 2005, the Company recognized a total of $7,500 (2004 - $7,500) for donated services provided by the President of the Company.

     (c) At September 30, 2005, the Vice-President of the Company is owed $5,751 (June 30, 2005 - $4,728) for expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.

5.   Amounts Owing to a Former Director

     The former President, who was also a director of the Company, is owed $2,701 for office and related expenses paid for on behalf of the Company. Effective July 1, 1999 the former President was entitled to a salary of US$6,000 per month, or $324,000 in total, and was owed $326,701 at September 30, 2005. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $12,251 (2004 - $12,251), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. The Company did not have a written employment contract with the former President.

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

     On August 16, 2005, the Company issued 375,000 shares of common stock to settle an outstanding debt of $50,000 and accrued interest of $43,000.

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

8.   Subsequent Event

     On October 5, 2005, the Company issued 30,000 shares of common stock at a price of $0.08 per share for proceeds of $2,532 (CAD$3,000), and 56,700 shares of common stock at a price of $0.10 per share for proceeds of $5,631 (CAD$6,590). The proceeds were received in full prior to September 30, 2005.

ITEM 2.  Plan of Operation
--------------------------

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and other similar expressions identify forward-looking statements that involve risks and uncertainties. The reader should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the year ended June 30, 2005. Actual results could differ materially from the results discussed in the forward-looking statements. Hybrid Fuels Inc. ("the Company") assumes no responsibility to correct or update the forward looking statements as circumstances change and therefore, the forward looking statements should be assumed to speak only as at the date of the filing of this report.

Hybrid Fuels Inc. is a developmental stage company and has had no income since the acquisition of the hybrid fuels technology in June 1998. The Company is unlikely to have any significant cash flow until after the quarter ending December 31, 2005.

As at June 30, 2005, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception. As of September 30, 2005, the Company has a working capital deficit of $(658,478).

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

If resources permit, the amount we anticipate spending on further research and development for the fiscal year ending June 30, 2006 is approximately $50,000.

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

Our subsidiary, Hybrid Fuels (Canada), has entered into a verbal agreement with a group of Hybrid Fuels Inc. shareholders to construct a fully operational facility at Oyama, B.C., Canada on 12 acres of farmland. This group is bearing the financial burden of constructing this commercial facility and retains legal ownership. Once the facility has been completed, the Company intends to negotiate with this group to acquire or lease the facility on mutually agreeable terms. The land on which the facility is being constructed is owned by an unrelated third party.

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

An operating facility includes the cattle barn, ethanol-producing plant, gasifier/burner (manure burning unit), and a hydroponics barley-grass growing system.

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

We have designed the barn to accommodate 200 head of cattle and the hydroponics barley-grass growing system. Once the facility is operational, we expect to begin feeding cattle starting with 50 head and adding another 50 approximately every four weeks until the barn is at full capacity. As we gain experience with the facility, we intend to operate the barn continuously at full capacity during the subsequent 100-day feeding cycles. At the end of each feeding cycle, it is intended that the cattle will be sold at auction.

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

The hydroponics barley-grass growing system is expected to produce a ration of 10-15 pounds per day of fresh grass per animal, year round, regardless of climate. We believe each grass unit represents approximately the equivalent of 400 acres of grass-growing land.

Current estimates have the final cost of building this facility to be approximately $600,000. An estimated $350,000 of this cost is for foundations and flooring, buildings, the gasifier/burner, the ethanol-producing equipment, the hydroponics unit, tanks and machinery. Soft costs, for such items as permits, engineering and other professional fees, survey and layout costs, site preparation, delivery of buildings and materials, equipment rentals, tools and miscellaneous items, are estimated to cost $125,000. Approximately $125,000 is expected to cover construction labour and supervision expenses.

The Company has encountered delays in commencing operations that are largely attributable to ongoing financing requirements and testing of the feed system. The Company has no immediate funding source except through private sources and until one facility is fully operational and demonstrates cash flow Hybrid Fuels Inc., and our wholly-owned subsidiary Hybrid Fuels (Canada), has limited access to banks, trust companies, and other traditional lending sources. Additional financing has been required from the aforementioned shareholder group in order to complete the testing process and implement necessary improvements to the facility. This process is time consuming and has contributed to the delay in commencing operations.

Operations are expected to commence in the quarter ending March 31, 2006. Within that time it is expected that the initial testing of the facility's gasifier/burner and feed system will be completed and ready for the first delivery of cattle.

The completion and operation of the first facility is expected to enable the Company to demonstrate to potential operators and investors that the technology and processes work as described. We do not have any long-term commitments for financing at this time.

Assuming operations can commence in the quarter ending March 31, 2006, operating costs to the end of the quarter are estimated at $250,000. This estimate includes $120,000 for cattle and feed, $60,000 for payables (excluding related party loans and accrued executive salaries), $40,000 for technical support and labor and $30,000 for contingencies and other operating expenses. These estimates are subject to change based on conditions outside of management's control and actual experience with operating the first facility.

The operating cost estimate of $250,000 would not adequately cover the cost of acquiring an operating facility if the Company chooses and enters into a purchase agreement as opposed to a lease agreement.

It is expected that the facility will not be run at full capacity until approximately four months have passed from the facility becoming operational. We believe that at the end of the fourth month of operations, when we expect to sell the first group of finished cattle, we will have sufficient data to enable us to estimate cash flows and generate a comprehensive business plan.

Once we have a fully operational facility, and have proven the technology and processes, we intend that our subsidiary, Hybrid Fuels (Canada) Inc., will operate it and will earn revenue from the sale of the finished cattle and wet ethanol.

It is intended that future facilities will be constructed, for the Company, by independent contractors on privately-owned farms. The intention is for these facilities to be operated by the farmer (s) under terms of an agreement that will be determined once the Company has the data from operations of the first facility based in Oyama, BC.

Results of Operations For The Three Months Ended September 30, 2005
-------------------------------------------------------------------

The loss for the present quarter is $52,392 compared to $61,090 for the comparable quarter last year. The difference is mainly attributable to a gain of $10,500 in the settlement of a debt.

The President and CEO of the Company donated services in the amount of $7,500 in the current quarter.

At the end of the quarter, the Company had cash of $693 compared to $946 at the end of the previous quarter. During the quarter we received $8,163 in cash from subscriptions to restricted common stock. As at September 30, 2005, the Company had a working capital deficit of $(658,478) compared to $(737,227) as at June 30, 2005.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

Set forth below is information regarding the issuance and sales of our securities without registration during the three months ended September 30, 2005. No such sales involved an underwriter and no commissions were paid in connection with the sale of any securities.

On August 16, 2005, 375,000 shares of common stock were to one person to settle an outstanding debt of $93,000.

The foregoing issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4 (2)of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

N/A

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

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


Dated: November 21, 2005