Form 10QSB
period 2005-12-31
HYBRID FUELS INC
filed 2006-02-14
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2005

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



     237 Main Street, Box 880, Niverville, Manitoba                R0A1E0
       (Address of principal executive offices)                 (Postal Code)

       Registrant's telephone number, including area code: (888) 550-2333
                                        :


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of issued and outstanding shares of the registrant's common stock as of February 13, 2006 was 26,003,933

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS



PART-I     FINANCIAL INFORMATION                                            PAGE

Item 1     Financial Statements............................................. F-1

Item 2     Plan of Operation.................................................. 1

Item 3     Controls and Procedures...................................... ..... 4


PART-II  OTHER INFORMATION                                                  PAGE

Item 1    Legal Proceedings................................................... 4

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds ........ 4

Item 3    Defaults Upon Senior Securities..................................... 5

Item 4    Submission of Matters to a Vote of Security Holders................. 5

Item 5    Other Information................................................... 5

Item 6    Exhibits and Reports on Form 8-K.................................... 5

          Signature........................................................... 5

Hybrid Fuels, Inc.
(A Development Stage Company)

December 31, 2005

                                                                           Index


Consolidated Balance Sheets.................................................F-1

Consolidated Statements of Operations.......................................F-2

Consolidated Statements of Cash Flows.......................................F-3

Notes to the Consolidated Financial Statements..............................F-4

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)


                                                                             December 31,     June 30,
                                                                                2005            2005
                                                                                  $               $
                                                                             (unaudited)      (audited)
ASSETS

Current Assets

  Cash                                                                           205             946
----------------------------------------------------------------------------------------------------

Total Assets                                                                     205             946
====================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                            71,523          52,084
  Accrued liabilities                                                         21,107          62,136
  Note payable and other advances (Note 3)                                    45,474          93,153
  Due to related parties (Note 4)                                            205,965         204,099
  Due to a former director (Note 5)                                          326,701         326,701
----------------------------------------------------------------------------------------------------

Total Current Liabilities                                                    670,770         738,173

Redeemable and Restricted Common Shares (Note 7(b))                          222,767         223,000
----------------------------------------------------------------------------------------------------

Total Liabilities                                                            893,537         961,173
----------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 7)

Stockholders' Deficit

Common Stock (Note 6): $0.001 par value; 50,000,000 shares authorized
25,969,833 and 25,174,980 shares issued and outstanding, respectively         25,970          25,175

Additional Paid-in Capital                                                   947,587         847,311

Common Stock Subscribed (Note 8)                                                 863               -

Donated Capital                                                              492,920         438,464

Deferred Compensation                                                        (52,000)        (78,500)

Deficit Accumulated During the Development Stage                          (2,308,672)     (2,192,677)
----------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                 (893,332)       (960,227)
----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                      205             946
====================================================================================================


                  (The Accompanying Notes are an Integral Part
                   of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                                             Accumulated from
                                                             January 28, 1998        For the Three                For the Six
                                                           (Date of Inception)        Months Ended                Months Ended
                                                              to December 31,         December 31,                December 31,
                                                                   2005           2005           2004          2005          2004
                                                                    $              $              $             $             $
Revenue                                                               -              -              -              -              -
-----------------------------------------------------------------------------------------------------------------------------------
Expenses

  Deposits and advances written-off                             305,512              -              -              -              -
  Foreign exchange loss                                          12,198            335          2,584          2,952          5,014
  General and administrative (1) (Note 4)                     1,544,117         43,540         40,256         84,087         79,189
  Imputed interest (Note 4 and 5)                               440,420         19,728         19,728         39,456         39,455
  Research and development                                       16,925              -              -              -              -
-----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                      2,319,172         63,603         62,568        126,495        123,658
-----------------------------------------------------------------------------------------------------------------------------------
Operating Loss                                               (2,319,172)       (63,603)       (62,568)      (126,495)      (123,658)

Other Income

  Gain on settlement of debt                                     10,500              -              -         10,500              -
-----------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                     (2,308,672)       (63,603)       (62,568)      (115,995)      (123,658)
===================================================================================================================================
Net Loss Per Share - Basic and Diluted                                               -              -          (0.01)         (0.01)
===================================================================================================================================
Weighted Average Shares Outstanding                                         25,887,000     23,553,000     25,739,000     23,475,000
===================================================================================================================================

(1) Stock-based compensation is included in the following:

     General and administrative                                 235,337         13,250         13,650         26,500         27,299
===================================================================================================================================


                  (The Accompanying Notes are an Integral Part
                   of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                                                        For the Six Months Ended
                                                                                              December 31,
                                                                                          2005            2004
                                                                                            $              $
Operating Activities

  Net loss                                                                              (115,995)      (123,658)

  Adjustments to reconcile net loss to net cash used in operating activities
    Amortization of deferred compensation                                                 26,500         27,299
    Donated services                                                                      15,000         15,000
    Imputed interest                                                                      39,456         39,455
    Foreign exchange translation loss                                                      2,321          4,574
    Gain on settlement of debt                                                           (10,500)             -

  Change in operating assets and liabilities
    Accounts payable and accrued liabilities                                              21,410          9,441
---------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                                    (21,808)       (27,889)
---------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                                                          -              -
---------------------------------------------------------------------------------------------------------------
Financing Activities

  Advances from related parties                                                            1,866          2,658
  Common stock subscribed                                                                    863              -
  Proceeds from issuance of common stock                                                  18,338         17,872
---------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                                 21,067         20,530
---------------------------------------------------------------------------------------------------------------
Decrease in Cash                                                                            (741)        (7,359)

Cash - Beginning of Period                                                                   946          7,907
---------------------------------------------------------------------------------------------------------------
Cash - End of Period                                                                         205            548
---------------------------------------------------------------------------------------------------------------
Non-cash Investing and Financing Activities

  Common shares issued to settle debt                                                     82,500              -
---------------------------------------------------------------------------------------------------------------
Supplemental Disclosures

  Interest paid                                                                                -              -
  Income taxes paid                                                                            -              -
---------------------------------------------------------------------------------------------------------------

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

     The Company is a development stage company with management devoting most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives. At December 31, 2005, the Company had a working capital deficit of $670,565 and an accumulated deficit of $2,308,672. These factors, among others, cause substantial doubt about the continuance of the Company as a going concern.

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

     (f) Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     (i) Stock-based Compensation

         The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. SFAS 123 "Accounting for Stock-Based Compensation" established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS
         123. As of December 31, 2005, the Company has not issued any stock options.

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

     (k) Reclassifications

         Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

3.   Note Payable and Other Advances

     (a) On September 15, 2000, the Company issued a note for CAD$50,000 (US$33,638) payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. Interest expense of $1,970 has been accrued for the period ended December 31, 2005 (2004 - $1,820). The note payable was $42,900 after translation into U.S. dollars at December 31, 2005. For the six month period ended December 31, 2005, the Company incurred a foreign currency translation loss of $2,190 that was charged to operations.

     (b) Cash advances totalling $2,574 (CAD$3,000) from unrelated parties are non-interest bearing, unsecured and due on demand.


4.   Related Party Transactions

     (a) A shareholder is owed $199,371 (June 30, 2005 - $199,371) for payment of rent, office expenses and professional fees on behalf of the Company. Imputed interest of $14,953, calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. This amount owing is unsecured, non-interest bearing and due on demand.

     (b) During the six month period ended December 31, 2005, the Company recognized a total of $15,000 (2004 - $15,000) for donated services provided by the President of the Company.

     (c) At December 31, 2005, the Vice-President of the Company is owed $6,594 (June 30, 2005 - $4,728) for expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.


5.   Amounts Owing to a Former Director

     The former President, who was also a director of the Company, is owed $2,701 for office and related expenses paid for on behalf of the Company. Effective July 1, 1999 the former President was entitled to a salary of US$6,000 per month and was owed $326,701 at September 30, 2005. These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $24,503 (2004 - $24,502), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. The Company did not have a written employment contract with the former President.


6.   Common Shares

     (a)  Private Placements

          (i) On October 5, 2005, the Company issued 30,000 shares of common stock at a price of $0.08 per share for proceeds of $2,532 (CAD$3,000), and 56,700 shares of common stock at a price of $0.10 per share for proceeds of $5,631 (CAD$6,590).

          (ii) On December 9, 2005, the Company issued 50,400 shares of common stock at a price of $0.10 per share for cash proceeds of $5,051 (CAD$5,990).

          (iii) On December 13, 2005, the Company issued 30,000 shares of common stock at a price of $0.08 per share for cash proceeds of $2,539 (CAD$3,000), and 20,000 shares of common stock at a price of $0.13 per share for cash proceeds of $2,585 (CAD$3,000).

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

          On August 16, 2005, the Company issued 375,000 shares of common stock at a fair value of $82,500 to settle an outstanding debt of $50,000 and accrued interest of $43,000, resulting in a gain on debt settlement of $10,500.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

7.   Commitments and Contingencies

     Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action as follows:

     (a) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability that may incur arising out of the cancellation of such shares. The transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totaling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by subsequent shareholders. To date when these shares have been delivered to a broker for possible resale, the broker has informed the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included, as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as former management has failed to provide addresses despite a number of requests.

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


8.   Subsequent Events

     (a) On January 6, 2006, the Company issued 6,600 shares of common stock at a price of $0.13 per share for proceeds of $863 (CAD$1,000), and 15,500 shares of common stock at a price of $0.14 per share for proceeds of $2,171 (CAD$2,500). The proceeds of $863 were received in full prior to December 31, 2005.

     (b) On January 31, 2006, the Company issued 12,000 shares of common stock at a price of $0.15 per share for proceeds of $1,720 (CAD$2,000).

     (c) On February 11, 2006, the Company received $4,471 (CAD$5,200) in shares subscriptions and will issue 30,000 shares of common stock at $0.15 per share.

ITEM 2.  Plan of Operation
--------------------------

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and other similar expressions identify forward-looking statements that involve risks and uncertainties. The reader should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the fiscal year ended June 30, 2005. Actual results could differ materially from the results discussed in the forward-looking statements. Hybrid Fuels Inc. ("the Company") assumes no responsibility to correct or update the forward looking statements as circumstances change and therefore, the forward looking statements should be assumed to speak only as at the date of the filing of this report.

Hybrid Fuels Inc. is a developmental stage company and has had no income since the acquisition of the hybrid fuels technology in June 1998. The Company is unlikely to have any significant cash flow until after the quarter ending March 31, 2006.

As at June 30, 2005, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception. As of December 31, 2005, the Company has a working capital deficit of $(670,565).

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

Our subsidiary, Hybrid Fuels (Canada), has entered into a verbal agreement with a group of Hybrid Fuels Inc. shareholders to construct a fully operational facility at Oyama, B.C., Canada on 12 acres of farmland. This group is bearing the financial burden of constructing this commercial facility and retains legal ownership. Once the facility has been completed, the Company intends to negotiate with this group to acquire the facility on mutually agreeable terms. The land on which the facility is being constructed is owned by an unrelated third party.

The commercial facility being built by the shareholder group is to include all items necessary for a fully operational facility utilizing the Company's technology. The Company has not incurred any costs pertaining to the facility to date and will not be obligated financially until the facility has been completed and the Company enters into a formal agreement to acquire the facility. The Company expects to acquire the facility in the quarter ending March 31, 2006.

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

The barn at the Oyama facility has been designed to accommodate 200 head of cattle and the hydroponics barley-grass growing system. Once the facility is operational, we expect to begin feeding cattle starting with 50 head and adding another 50 approximately every four weeks until the barn is at full capacity. As we gain experience with the facility, we intend to operate the barn continuously at full capacity during the subsequent 100-day feeding cycles. At the end of each feeding cycle, it is intended that the cattle will be sold at auction.

The barn includes floor space for six individual pens - five occupied pens and one pen remaining empty and free of manure and bedding waste. Cattle are to be moved to a clean pen every five days on a rotational basis. The manure and bedding straw is removed from the pens and destroyed in the gasifier/burner that provides heat energy for the ethanol production and the hydroponics feed system.

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

Current estimates have the final cost of building this facility to be approximately $930,000. An estimated $630,000 of this cost is for foundations and flooring, buildings, the gasifier/burner, the ethanol-producing equipment, the hydroponics unit, tanks and machinery. Soft costs, for such items as permits, engineering and other professional fees, survey and layout costs, site preparation, delivery of buildings and materials, equipment rentals, tools and miscellaneous items, are estimated to cost $150,000. Approximately $150,000 is expected to cover construction labour and supervision expenses.

The Company has encountered delays in commencing operations that are largely attributable to ongoing financing requirements and testing of the feed system and gasifier/burner(manure burning unit). The Company has no immediate funding source except through private sources and until one facility is fully operational and demonstrates cash flow Hybrid Fuels Inc., and our wholly-owned subsidiary Hybrid Fuels (Canada), has limited access to banks, trust companies, and other traditional lending sources. Additional financing has been required from the aforementioned shareholder group in order to complete the testing process and implement necessary improvements to the facility. This process is time consuming and has contributed to the delay in commencing operations.

Operations are expected to commence in the quarter ending March 31, 2005. Within that time it is expected that the initial testing of the facility's gasifier/burner and feed system will be completed and ready for the first delivery of cattle.

The completion and operation of the first facility is expected to enable the Company to demonstrate to potential operators and investors that the technology and processes work as described. We do not have any long-term commitments for financing at this time.

Assuming operations can commence in the quarter ending March 31, 2005, operating costs to the end of the fiscal year ending June 30, 2006 are estimated at $250,000. This estimate includes $120,000 for cattle and feed, $60,000 for payables (excluding related party loans and accrued executive salaries), $40,000 for technical support and labor and $30,000 for contingencies and other operating expenses. These estimates are subject to change based on conditions outside of management's control and actual experience with operating the first facility.

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

Results of Operations For The Three Months Ended December 31, 2005
------------------------------------------------------------------

The loss for the present quarter is $(63,303) compared to $(62,568) for the comparable quarter last year.

At the end of the quarter, the Company had cash of $205 compared to $693 at the end of the previous quarter. During the quarter we received $10,175 in cash from the issuance of restricted common stock. As at December 31, 2005, the Company had a working capital deficit of $(670,565) compared to $(737,227) as at June 30, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

Set forth below is information regarding the issuance and sales of our securities without registration during the three months ended December 31, 2005. No such sales involved an underwriter and no commissions were paid in connection with the sale of any securities.

On October 5, 2005, 30,000 shares of restricted common stock were issued for cash received September 16, 2005 at a price of $0.08 per share for total proceeds of $2,532 (CAD$3,000).

On October 5, 2005, 56,700 shares of restricted common stock were issued for cash received September 23, 2005 at a price of $0.10 per share for total proceeds of $5,631 (CAD$6,590).

On December 9, 2005, 21,000 shares of restricted common stock were issued for cash received November 9, 2005 at a price of $0.10 per share for total proceeds of $2,100 (CAD$2,490).

On December 9, 2005, 21,000 shares of restricted common stock were issued for cash received November 10, 2005 at a price of $0.10 per share for total proceeds of $2,108 (CAD$2,500).

On December 9, 2005, 8,400 shares of restricted common stock were issued for cash received November 10, 2005 at a price of $0.10 per share for total proceeds of $843 (CAD$1,000).

On December 13, 2005, 30,000 shares of restricted common stock were issued for cash received November 4, 2005 at a price of $0.08 per share for total proceeds of $2,539 (CAD$3,000).

On December 13, 2005, 20,000 shares of restricted common stock were issued for cash received December 7, 2005 at a price of $0.13 per share for total proceeds of $2,585 (CAD$3,000).

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

Dated: February 14, 2006