Form 10QSB/A
period 2005-12-31
HYBRID FUELS INC
filed 2006-02-16
CIK 1104200

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

Explanatory Note For Submitting Amended Form 10-QSB:

Two dates pertaining to the expected start in operations in Item 2. Plan of Operation have been corrected from "March 31, 2005" to "March 31, 2006."


ITEM 2.  Plan of Operation
--------------------------


This Form 10-QSB/A contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and other similar expressions identify forward-looking statements that involve risks and uncertainties. The reader should not place undue reliance on forward-looking statements in this Form 10-QSB/A because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB/A and our Form 10-KSB for the fiscal year ended June 30, 2005. Actual results could differ materially from the results discussed in the forward-looking statements. Hybrid Fuels Inc. ("the Company") assumes no responsibility to correct or update the forward looking statements as circumstances change and therefore, the forward looking statements should be assumed to speak only as at the date of the filing of this report.


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


Assuming operations can commence in the quarter ending March 31, 2006, operating costs to the end of the fiscal year ending June 30, 2006 are estimated at $250,000. This estimate includes $120,000 for cattle and feed, $60,000 for payables (excluding related party loans and accrued executive salaries), $40,000 for technical support and labor and $30,000 for contingencies and other operating expenses. These estimates are subject to change based on conditions outside of management's control and actual experience with operating the first facility.


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


Dated: February 16, 2006