Form 10QSB
period 2006-03-31
HYBRID FUELS INC
filed 2006-05-22
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _______ to _______

                               -------------------

                         Commission File Number 0-29351

                               HYBRID FUELS, INC.
                           --------------------------
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

The number of issued and outstanding shares of the registrant's common stock as of May 19, 2006 was 26,332,933

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                                TABLE OF CONTENTS



PART-I             FINANCIAL INFORMATION                                                                   PAGE

Item 1             Financial Statements......................................................................F-1

Item 2             Plan of Operation.........................................................................3

Item 3             Controls and Procedures...................................................................8


PART-II  OTHER INFORMATION                                                                                 PAGE

Item 1            Legal Proceedings..........................................................................8

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds ...............................8

Item 3            Defaults Upon Senior Securities............................................................9

Item 4            Submission of Matters to a Vote of Security Holders........................................9

Item 5            Other Information..........................................................................9

Item 6            Exhibits and Reports on Form 8-K...........................................................9

                  Signature..................................................................................9


Hybrid Fuels, Inc.
(A Development Stage Company)

March 31, 2006

                                                                                                               Index

Consolidated Balance Sheets.....................................................................................F-1

Consolidated Statements of Operations...........................................................................F-2

Consolidated Statements of Cash Flows...........................................................................F-3

Notes to the Consolidated Financial Statements..................................................................F-4

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                      March 31,        June 30,
                                                                                         2006            2005
                                                                                          $               $
                                                                                     (unaudited)
ASSETS

Current Assets

  Cash                                                                                     14,459             946
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                               14,459             946
====================================================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                                         74,606          52,084
  Accrued liabilities                                                                      18,122          62,136
  Note payable and other advances (Note 3)                                                 45,410          93,153
  Due to related parties (Note 4)                                                         202,537         204,099
  Due to a former director (Note 5)                                                       326,701         326,701
--------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                 667,376         738,173

Redeemable and Restricted Common Shares (Note 7(b))                                       222,767         223,000
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                         890,143         961,173
--------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 7)

Stockholders' Deficit

Common Stock (Note 6): $0.001 par value; 50,000,000 shares authorized
26,033,933 and 25,174,980 shares issued and outstanding, respectively                      26,034          25,175

Additional Paid-in Capital                                                                956,779         847,311

Common Stock Subscribed (Note 8)                                                           23,689               -

Donated Capital                                                                           520,147         438,464

Deferred Compensation                                                                    (38,750)        (78,500)

Deficit Accumulated During the Development Stage                                      (2,363,583)     (2,192,677)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                             (875,684)       (960,227)
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                                14,459             946
====================================================================================================================


                  (The Accompanying Notes are an Integral Part
                   of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                   Accumulated from
                                                   January 28, 1998        For the Three                For the Nine
                                                 (Date of Inception)       Months Ended                Months Ended
                                                    to March 31,              March 31,                   March 31,
                                                        2006            2006          2005          2006          2005
                                                          $               $             $             $             $
  Revenue                                                      -               -             -             -             -
  ---------------------------------------------------------------------------------------------------------------------------

  Expenses

    Deposits and advances written-off                    305,512               -             -             -             -
    Foreign exchange loss (gain)                          12,121            (77)         (235)         2,875         4,779
    General and administrative (Note 4)                1,579,378          35,261       102,254       119,348       181,443
    Imputed interest (Notes 4 and 5)                     460,147          19,727        19,728        59,183        59,183
    Research and development                              16,925               -             -             -             -
  ---------------------------------------------------------------------------------------------------------------------------
  Total Operating Expenses                             2,374,083          54,911       121,747       181,406       245,405
  ---------------------------------------------------------------------------------------------------------------------------
  Operating Loss                                     (2,374,083)        (54,911)     (121,747)     (181,406)     (245,405)

  Other Income

    Gain on settlement of debt                            10,500               -             -        10,500             -
  ---------------------------------------------------------------------------------------------------------------------------

  Net Loss                                           (2,363,583)        (54,911)     (121,747)     (170,906)     (245,405)
  ===========================================================================================================================

  Net Loss Per Share - Basic and Diluted                                       -        (0.01)        (0.01)        (0.01)
  ===========================================================================================================================

  Weighted Average Shares Outstanding                                  26,014,000    24,326,000   25,829,000    23,759,000
  ===========================================================================================================================


                  (The Accompanying Notes are an Integral Part
                   of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                                               For the Nine
                                                                                                Months Ended
                                                                                                 March 31,
                                                                                          2006             2005
                                                                                            $                $
  Operating Activities

    Net loss                                                                              (170,906)       (245,405)

    Adjustments to reconcile net loss to net cash used in operating activities
      Amortization of deferred compensation                                                 39,750         100,549
      Donated services                                                                      22,500          22,500
      Imputed interest                                                                      59,183          59,183
      Gain on settlement of debt                                                           (10,500)              -

    Change in operating assets and liabilities
      Accounts payable and accrued liabilities                                              21,508           4,973
  -------------------------------------------------------------------------------------------------------------------
  Net Cash Used In Operating Activities                                                    (38,465)        (58,200)
  -------------------------------------------------------------------------------------------------------------------
  Investing Activities                                                                           -               -
  -------------------------------------------------------------------------------------------------------------------

  Financing Activities

    Advances to related parties                                                             (1,562)            (19)
    Common stock subscribed                                                                 23,689               -
    Proceeds from issuance of common stock                                                  27,594          46,622
  -------------------------------------------------------------------------------------------------------------------

  Net Cash Provided By Financing Activities                                                 49,721          46,603
  -------------------------------------------------------------------------------------------------------------------

  Effect of Exchange Rate Changes on Cash                                                    2,257               -
  -------------------------------------------------------------------------------------------------------------------

  Increase (Decrease) in Cash                                                               13,513          (7,463)

  Cash - Beginning of Period                                                                   946           7,907
  -------------------------------------------------------------------------------------------------------------------
  Cash - End of Period                                                                      14,459             444
  ===================================================================================================================
  Non-cash Investing and Financing Activities

    Common shares issued to settle debt                                                     82,500               -
  ===================================================================================================================

  Supplemental Disclosures

    Interest paid                                                                                -               -
    Income taxes paid                                                                            -               -
  ===================================================================================================================

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

     The Company is a development stage company with management devoting most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives. At March 31, 2006, the Company had a working capital deficit of $652,917 and an accumulated deficit of $2,363,583. These factors, among others, cause substantial doubt about the continuance of the Company as a going concern.

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

     (e)  Foreign Currency Translation

          The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

     (f)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (g)  Financial Instruments

          The fair value of financial instruments, which include cash, accounts payable, accrued liabilities, notes and advances payable, due to related parties and due to a former director approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

     (i)  Stock-based Compensation

          Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

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

          The FASB has also issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and SFAS No. 156 "Accounting for Servicing of Financial Assets", but they will not have any relationship to the operations of the Company. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

     (k)  Reclassifications

          Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3.   Note Payable and Other Advances

     (a) In fiscal 2001, the Company issued a note for $42,840 (Cdn$50,000) payable which bears interest at 8% per annum, is unsecured and due on demand.

     (b) Cash advances totalling $2,570 (Cdn$3,000) from unrelated parties are non-interest bearing, unsecured and due on demand.

4.   Related Party Transactions

     (a) A shareholder is owed $199,371 (June 30, 2005 - $199,371) for payment of rent, office expenses and professional fees on behalf of the Company. Imputed interest of $22,429 (2005 - $22,429), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. This amount owing is unsecured, non-interest bearing and due on demand.

     (b) During the nine month period ended March 31, 2006, the Company recognized a total of $22,500 (2005 - $22,500) for donated services provided by the President of the Company.

     (c) At March 31, 2006, the Vice-President of the Company is owed $3,166 (June 30, 2005 - $4,728) for expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)


5.   Amounts Owing to a Former Director

     The former President, who was also a director of the Company, is owed $326,701 as at March 31, 2006. This amount is unsecured, non-interest bearing and due on demand. For the nine-month period ended March 31, 2006, imputed interest of $36,754 (2005 - $36,754), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

6.   Common Shares

     (a)  Private Placements

          (i) In April 2006, the Company issued 299,000 shares of common stock at a price of $0.17 per share for proceeds of $50,460 (Cdn$58,486). The Company received proceeds of $23,689 prior to March 31, 2006.

          (ii) On February 23, 2006, the Company issued 30,000 shares of common stock at a price of $0.15 per share for cash proceeds of $4,506 (Cdn$5,192).

          (iii) On February 8, 2006, the Company issued 12,000 shares of common stock at a price of $0.14 per share for cash proceeds of $1,734 (Cdn$1,990).

          (iv) On January 6, 2006, the Company issued 6,600 shares of common stock at a price of $0.13 per share for cash proceeds of $863 (Cdn$1,000).

          (v) On January 6, 2006, the Company issued 15,500 shares of common stock at a price of $0.14 per share for cash proceeds of $2,153 (Cdn$2,500).

          (vi) On December 13, 2005, the Company issued 30,000 shares of common stock at a price of $0.08 per share for cash proceeds of $2,539 (Cdn$3,000), and 20,000 shares of common stock at a price of $0.13 per share for cash proceeds of $2,585 (Cdn$3,000).

          (vii) On December 9, 2005, the Company issued 50,400 shares of common stock at a price of $0.10 per share for cash proceeds of $5,051 (Cdn$5,990).

          (viii)On October 5, 2005, the Company issued 30,000 shares of common stock at a price of $0.08 per share for proceeds of $2,532 (Cdn$3,000), and 56,700 shares of common stock at a price of $0.10 per share for proceeds of $5,631 (Cdn$6,590).

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


8.   Subsequent Event

     In April 2006, the Company issued 299,000 shares of common stock at a price of $0.17 per share for proceeds of $50,460 (Cdn$58,486). The Company received proceeds of $23,689 prior to March 31, 2006.

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

Hybrid Fuels Inc. is a developmental stage company and has had no income since the acquisition of the hybrid fuels technology in June 1998. The Company is unlikely to have any significant cash flow until after the fiscal year ending June 30, 2006.

As at June 30, 2005, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception. As of March 31, 2006, the Company has a working capital deficit of $(652,917).

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

The Company expects to lease or acquire the completed facility before the fiscal year ends June 30, 2006.

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

The Company has no immediate funding source except through private sources and until one facility is fully operational and demonstrates cash flow Hybrid Fuels Inc., and our wholly-owned subsidiary Hybrid Fuels (Canada), will have limited access to banks, trust companies, and other traditional lending sources.

The aforementioned builders group has encountered delays in completing the facility that are largely attributable to ongoing financial requirements and testing of various components of the facility including the hydroponics unit, air exchange system and the gasifier/burner(manure burning unit).

Additional financing has been required from the shareholder group in order to complete the testing process and implement necessary improvements to the facility. This process is time consuming and has contributed to the delay in completing the facility and commencing operations.

Operations are expected to commence once the initial testing of the facility's gasifier/burner, air exchange and feed system are completed and ready for the first delivery of cattle. Management currently anticipates that this will be completed before or during the second half of calendar year 2006. However, any delay in the completion of these tasks will also delay commencement of our operations. It is difficult to establish the start date of operations since we are relying on third parties to complete the facility which includes work by testing consultants and timely provision of equipment and installation. Therefore, completion of these tasks is not entirely under our control.

The completion and operation of the first facility is expected to enable the Company to demonstrate to potential operators and investors that the technology and processes work as described. We do not have any long-term commitments for financing at this time.

Assuming operations can commence before the end of the fiscal year June 30, 2006, operating costs to the end of the fiscal year are estimated at $275,000. This estimate includes $120,000 for cattle and feed, $60,000 for payables (excluding related party loans and accrued executive salaries), $25,000 for research and development, $40,000 for technical support and labor and $30,000 for contingencies and other operating expenses. These estimates are subject to change based on conditions outside of management's control and actual experience with operating the first facility.

The operating cost estimate of $275,000 would not adequately cover the cost of acquiring an operating facility if the Company chooses and enters into a purchase agreement as opposed to a lease agreement.

It is expected that the facility will not be run at full capacity until approximately four months have passed from the facility becoming operational. We believe that at the end of the fourth month of operations, when we expect to sell the first group of finished cattle, we will have sufficient data to enable us to estimate cash flows and generate a comprehensive business plan.

Until the end of the next fiscal year the Company anticipates conducting further research and development with respect to the following:

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

It is intended that future facilities will be constructed, for the Company, by independent contractors on privately-owned farms. The intention is for these facilities to be operated by the farmer (s) under terms of an agreement that will utilize data from operations of the first facility based in Oyama, BC.

Results of Operations For The Three Months Ended March 31, 2006
---------------------------------------------------------------

The net loss for the present quarter is $(54,911) compared to $(121,747) for the comparable quarter last year. The decrease in the net loss is mainly attributable to a decrease in stock-based compensation expense of $60,000 compared to the same period last year.

At the end of the quarter, the Company had cash of $14,459 compared to $205 at the end of the previous quarter. During the quarter we received $32,082 in cash pursuant to private placements of restricted common stock issued/to be issued. As at March 31, 2006, the Company had a working capital deficit of $(652,917) compared to $(737,227) as at June 30, 2005.

The President and CEO of the Company donated services in the amount of $7,500 in the current quarter.

Although we currently do not have significant cash reserves, related parties have indicated a willingness to provide operating capital in exchange for restricted common shares. These related parties are under no obligation and no assurances can be given that they will continue to do so.

Risk Factors
------------

The following factors have affected or could affect the Company's actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by the Company. Investors should consider carefully the following risks and speculative factors inherent in and affecting the business of the Company and an investment in the Company's common stock.

1. Our cash reserves may not be adequate to cover our costs of operations. To date, we have covered our operating losses by loans from shareholders or privately placing securities. We expect to fund our general operations and marketing activities in the near term with our current cash, that was obtained from loans from shareholders and/or the sale of securities. However, our cost estimates may not include enough provisions for any contingency, unexpected expenses or increases in costs that may arise.
2. We will need to raise additional capital to develop operations and to pay ongoing expenses. If additional funds are raised through the issuance of equity, our shareholders' ownership will be diluted. There can be no assurance that additional financing will be available on terms favorable to us or at all. If funds are not available on terms acceptable to us, we may not be able to continue our business.
3. We have not sought protection of our intellectual property through any patents, but have elected to protect it through non-disclosure agreements. Our intended business may be adversely affected if we are unable to adequately protect our intellectual property. Because our intellectual property is not protected by patents, others may seek to discover and use our intellectual property. We cannot provide assurance that our intellectual property rights will not be invalidated, circumvented or challenged. If we are found to infringe on the intellectual property rights of others, we may not be able to continue to market our process, or we may have to enter into costly license or settlement agreements. Third parties may allege infringement by us with respect to past, current or future intellectual property rights. Any claim of infringement, regardless of merit, could be costly, time consuming and require us to develop non-infringing technology or enter into royalty, licensing or settlement agreements. These agreements could be on terms unfavorable or unacceptable to us and could significantly harm the development of our business. In the future, we may also have to enforce our intellectual property rights through litigation. Any such enforcement could also result in additional costs and could materially affect our financial condition and our business.
4. We have a history of operating losses and an accumulated deficit, as of March 31, 2006, of $2,363,583
5. Our ability to begin operations and to generate revenues and profits is subject to the risks and uncertainties encountered by development stage companies. Our future revenues and profitability are unpredictable. We currently have no operating activities that will produce revenue. Furthermore, we cannot provide assurance that we will be successful in raising the money necessary to begin or expand operations.

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

ITEM 3.  Controls and Procedures
--------------------------------

Based on an evaluation as of the end of the period, the Company's Acting Principal Executive Officer and Acting Principal Financial Officer has concluded that the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

Set forth below is information regarding the issuance and sales of our securities without registration during the three months ended March 31, 2006. No such sales involved an underwriter and no commissions were paid in connection with the sale of any securities.

On January 6, 2006, 15,500 shares of restricted common stock were issued for cash received January 5, 2006 at a price of $0.14 per share for total proceeds of $2,153 (CAD$2,500).

On January 6, 2006, 6,600 shares of restricted common stock were issued for cash received December 9, 2005 at a price of $0.13 per share for total proceeds of $863 (CAD$1,000).

On February 8, 2006, 12,000 shares of restricted common stock were issued for cash received January 31, 2006 at a price of $0.14 per share for total proceeds of $1,734 (CAD$1,990).

On February 23, 2006, 30,000 shares of restricted common stock were issued for cash received February 13, 2006 at a price of $0.15 per share for total proceeds of $4,506 (CAD$5,192).

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

N/A

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

N/A

Item 5. Other Information
-------------------------

N/A

Item 6.  Exhibits
-----------------

Exhibit 31.1 Acting Principal Executive Officer Certification (section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 31.2 Acting Principal Financial Officer Certification (section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.1 Acting Principal Executive Officer Certification (section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.2 Acting Principal Financial Officer Certification (section 906 of the Sarbanes-Oxley Act of 2002)


Signature
---------

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HYBRID FUELS, INC.

By: /s/ Douglas Dickie
----------------------

Name:  Douglas Dickie
Title: Acting President/CEO/CFO


Dated: May 22,2006