Form 10KSB
period 2006-06-30
HYBRID FUELS INC
filed 2006-10-18
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For The Fiscal Year Ended June 30, 2006

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

Issuer's Telephone Number (888)550-2333

Securities registered pursuant to section 12 (b) of the Act:  None
Securities registered pursuant to section 12 (g) of the Act:  Common stock with par value of $0.001.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares issued and outstanding of the registrant's common stock as of October 11, 2006 is 26,332,933.

Amount of revenue for most recent fiscal year   $0.00

Aggregate market value of the common equity held by non-affiliates: $8,180,407

                                TABLE OF CONTENTS

                                     PART I

 Item 1.   DESCRIPTION OF BUSINESS....................................Page  3

 Item 2.   DESCRIPTION OF PROPERTY....................................Page 16

 Item 3.   LEGAL PROCEEDINGS..........................................Page 17

 Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........Page 17


                                     PART II

 Item 5.   MARKET FOR REGISTRANT'S COMMON
           EQUITY AND RELATED STOCKHOLDER MATTERS.....................Page 17

 Item 6.   PLAN OF OPERATION..........................................Page 20

 Item 7.   FINANCIAL STATEMENTS.......................................Page 24

 Item 8.   CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................Page 25

 Item 8A.  CONTROLS AND PROCEDURES....................................Page 25

 Item 8B.  OTHER INFORMATION..........................................Page 25

                                    PART III

 Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
           AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A)
           OF THE EXCHANGE ACT........................................Page 25

 Item 10.  EXECUTIVE COMPENSATION.....................................Page 27

 Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
           MATTERS....................................................Page 28

 Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............Page 29

 Item 13.  EXHIBITS AND REPORTS ON FORM 8-K...........................Page 29

 Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................Page 30

 Signatures...........................................................Page 30

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

GENERAL INFORMATION ON THE COMPANY

Hybrid Fuels Inc. is a development-stage company and has had no income since the acquisition of the hybrid fuels technology in June 1998. The Company is unlikely to have any significant cash flow until after the first quarter ending September 30, 2006.

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

In May of 1998, in a stock for stock exchange, the Company issued 12,000,000 shares to Donald Craig to acquire all of the issued and outstanding shares of Hybrid Fuels, U.S.A., Inc. and 330420 B.C. Ltd., (which subsequently changed its name to Hybrid Fuels (Canada) Inc.). At the time of the acquisition, Mr. Craig held all of the issued and outstanding shares of Hybrid Fuels, U.S.A., Inc., and Hybrid Fuels (Canada) Inc., as Trustee for a group of individuals and companies that had contributed to the development of the Hybrid technology. At the time of the acquisition, Hybrid Fuels (Canada) Inc., owned the rights to the technology, with the result that, as a part of the acquisition, the Company acquired control over the technology necessary for the Company's intended operations. Prior to the acquisition of Hybrid Fuels, U.S.A., Inc. and Hybrid Fuels (Canada) Inc., the Company had no significant operations and was seeking a business opportunity.

At this time the Company's intended principal business is to integrate cattle feeding and finishing with the production of wet ethanol. The main source of revenue for the Company is expected to come from the sale of finished cattle and denatured ethanol. The Company is actively pursuing other sources of revenue related to their integrated farm system.

A test facility is being constructed on a 12-acre parcel of land in Oyama, BC, Canada to demonstrate the economic feasibility of the system. A group of Hybrid Fuels, Inc. shareholders is bearing the financial burden of construction and retains legal ownership of the facility. It is expected that once the facility has been completed for the Company's intended operations, the Company will negotiate with this group to acquire the facility on mutually agreeable terms. Once this first facility is operating, we plan to use it as a demonstration and training facility and to earn revenue from its operation.

The facility will not be run at full capacity until approximately four months have passed from the facility becoming operational. We believe that at the end of the fourth month of operations, when we sell the first group of finished cattle, we will have sufficient data to estimate revenue streams and expenses to establish a more comprehensive business plan.

It is intended that future facilities will be constructed for the Company by independent contractors on privately-owned farms after a written, contractual agreement is made between the Company and the operator (s).

THE PROPOSED FACILITIES

The proposed facilities are planned to consist of a cattle barn, ethanol-producing plant, gasifier/burner (manure/straw burning unit) and a hydroponics barley-grass growing system.

The cattle barn at the Oyama facility has been designed to accommodate 200 head of cattle and the hydroponics barley-grass growing system. Once the facility is operational, it is expected that the cattle will be fed starting with 50 head and adding another 50 approximately every four weeks until the barn is at full capacity. As we gain experience with the facility, we intend to operate the barn continuously at full capacity during the subsequent 100-day feeding cycles. At the end of each feeding cycle, the cattle will be sold at auction.

The cattle barn includes floor space for six individual pens - five occupied pens and one pen remaining empty and free of manure and bedding waste. Cattle are to be moved to a clean pen every five days on a rotational basis. The manure and bedding straw is removed from the pens and destroyed in the gasifier/burner that provides heat energy for the ethanol production and the hydroponics feed system.

In the ethanol plant, grains are fermented and then distilled to produce the wet ethanol. The heat is supplied from the burning of the used bedding straw and manure in the gasifier/burner. The ethanol production process also generates a high protein product, called "distillers mash" and a liquid byproduct called "stillage water." The mash and liquid is supplemented by barley grass and creates an excellent feed for the cattle. The expected weight gain is an average of four pounds a day per head during the planned 100-120 day feeding cycle.

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

It is expected that these facilities will be operated manually by two people. These trained people are expected to be in contact with the animals several times a day, while the cattle are being fed, or moved from one pen to another. These operators are expected to be able to detect any illness or disease early, separate any ill animal from the rest of the herd, and treat it for that specific illness, rather than giving a general course of antibiotics to all the animals as a precautionary measure. As a result, the Company intends to have a policy that permits the use of antibiotics only as required on any sick animal.

In the proposed facilities, grains, that are referred to as feedstock, are to be used for the dual purpose of ethanol production and as livestock feed. Grains such as barley, wheat, rye, corn, etc., are all suitable. Barley is most attractive because of its abundance and high starch content. It ferments well and has long been used for alcohol production.

CONCERNS ABOUT COMMON CATTLE FINISHING METHODS

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

From the cattlenetwork.com (Source: Dr. Mindy Spiehs, University of Minnesota Beef Team):

"Large confinement feedlots have often been viewed as the primary threat to local water supplies."

"The primary pollutants in beef manure are nitrogen, phosphorus, and pathogens. Nitrate-nitrogen can leach into ground water from stockpiled manure or silage and open lots."

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

Other concerns which led to the development of this "farm integration plan" include:

c. ENVIRONMENTAL IMPACT FROM USE OF FOSSIL FUELS

When coal, natural gas or oil are burned, they release gases into the atmosphere:

     o Carbon monoxide (CO) is a colorless, odorless and poisonous gas produced by incomplete burning of carbon in fuels. When CO enters the bloodstream, it reduces the delivery of oxygen to the body's organs and tissues. Health threats are most serious for those who suffer from cardiovascular disease, particularly those with angina or peripheral vascular disease. Exposure to elevated CO levels can cause impairment of visual perception, manual dexterity, learning ability and performance of complex tasks. The largest emissions contribution comes from highway motor vehicles.
     o Sulfur dioxide (SO2)is a primary contributor to acid deposition, or acid rain, which causes acidification of lakes and streams and can damage trees and crops. In addition, sulfur compounds in the air contribute to visibility impairment in large parts of the country. This is especially noticeable in national parks. High concentrations of sulfur dioxide (SO2) affect breathing and may aggravate existing respiratory and cardiovascular disease. Ambient SO2 results largely from stationary sources such as coal and oil combustion, steel mills, refineries, pulp and paper mills and from nonferrous smelters.
     o Nitrogen oxide (NOx) contributes to acid rain and smog, as well as health issues such as lung inflammation, immune system changes and eye irritation. NOx forms when fuel is burned at high temperatures. The two major emissions sources are transportation and stationary fuel combustion sources such as electric utility and industrial boilers.

In addition, the process of bringing fossil fuels to the surface, such as strip mining or oil exploration, can be detrimental to the surrounding habitat. (Source: Environmental Protection Agency, epa.gov)

Other concerns which led to the development of the Hybrid Fuels "farm integration plan" include:

d.DECLINING FOSSIL FUEL RESERVES;
e.DECLINING FARM INCOME AND THE NUMBER OF FAMILY FARMS;

This business is intended to be proactive in reducing air pollution and conserving fossil fuels, reducing ground pollution through the destruction of animal waste, producing cleaner food, and perhaps reducing some of the cause behind the spread of auto-immune diseases. At the same time, it is intended to create a new source of income for farmers.

HISTORY

The Company's technology has been continually developed and refined since the early 1990s. Pilot testing of the first proprietary developments relating to fermentation techniques and distillation procedures of ethanol were carried out in Kelowna, B. C., Canada in the early 1990s. After initial tests, a confinement-type barn and adjoining buildings were leased at Dalum, Alberta in 1994 for full-scale testing. These facilities were utilized for animal feed test trials, fermentation testing, and other associated full-scale research and testing on all aspects of the system for a period of two and a half-years. Encouraging test results persuaded us to begin commercialization of the process.

ETHANOL ENERGY BALANCE INFORMATION

The term "energy balance" associated with ethanol production, means the relationship or ratio between the energy in the ethanol compared to the energy used to produce the ethanol and is written as 1.5:1, 2:1, etc. Energy contained in a gallon of fuel (when referring to liquids) is measured in BTUs (British Thermal Units). Those ratios would mean 1.5 or 2 BTU's of energy in a quantity of ethanol compared with 1 BTU of energy from some external source required to make that quantity of ethanol.

The production of ethanol requires expenditure of energy and is one of the major costs. Ethanol contains approximately 80,000 BTUs per gallon. If production of that gallon requires burning of 1 gallon of diesel fuel which is rated at 125,000 BTUs per gallon then there is a negative "Energy Balance." Modern distilleries should run with approximately 2:1 favourable "Energy Balance."

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

HYBRID FUELS ETHANOL PRODUCTION

The Hybrid Fuels process starts with the feedstock grain being soaked in water overnight, crushed and then heated to prepare it for fermentation. An enzyme reaction is then started, using commercially available enzymes. The entire fermentation process is carried out in the feedstock preparation tanks, that are part of the ethanol plant. A proprietary process is then used to promote rapid fermentation. This process, which was discovered by the Company and is not currently patented, will be protected by non-disclosure agreements that each operator will be required to sign. The total cost of all the enzymes and other fermentation additives are expected to cost the Company about $500.00 per month.

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

Aside from the capital costs of the facility, the two major costs of ethanol production are the feedstock and the input energy required for fermentation and distillation. For ethanol to be accepted as a fuel extender, it must be available in a practical price range. By using the feedstock for the dual purpose of producing ethanol and feeding cattle, our process effectively reduces the cost of producing the ethanol. Also, by using the heat from burning the waste as an energy source for the fermentation and distillation processes, the Company believes it will not have to pay for energy from an outside source to produce the ethanol, which means the process will not incur that input energy cost. Producing ethanol also generates another potential stream of income for the Company.

The distillers grains that are left over from the ethanol-producing process have a low moisture content of around 5% and are fed as wet distillers grains (WDGs). The stillage water is also to be fed to the animals. The facilities are designed to run in a balanced state, producing 200 US gallons of ethanol per day and enough distillers grains to supply enough food for 200 head of cattle.

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

BEEF WITHOUT ADDED HORMONES

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

Company policy will also require compliance with the "hormone-free" protocol and that antibiotics not be used generally on the animals, although use on an ill animal as prescribed by a vet will be allowed.

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

We intend to utilize the ozone equipment in the cattle barn as well. Following removal of manure and bedding which are incinerated through gasification, the floor of the pen will be washed with ozonated water which we believe can virtually sterilize the area and thus inhibit spread of disease. We also intend to install misting spray heads over the pens. Every few days the animals are thereby treated to prevent harmful bacterial spread.

While ozone is simply a gas composed of three oxygen atoms it has proven to be an extraordinary sanitizing agent, economical to use and is remarkably effective in direct application as well as for multi-surface cleaning and sanitation of equipment, drains, floors, chutes, tanks, barrels, etc.

The Company expects to expand the size of the cattle barn in future facilities to accommodate 400 head of cattle for economy of scale. The Company believes the additional heat energy that will be generated as a result of this expansion makes it feasible to develop renewable energy generation systems. It is expected that each facility could produce up to 1,500 litres of ethanol daily, generate up to 0.5 megawatt of power, finish up to 1,200 head of cattle annually and provide up to 5 full time jobs. The hydroponics section of the barn is designed to have the grass growing capacity equivalent to approximately 800 acres of grassland.

Efforts to improve every aspect of the whole operation continue with positive results. We believe the overall Hybrid Fuels program involving progressive and environmental sensitivity towards cattle feeding, maintenance and processing will present a chemical-free product cycle which offers a world class benchmark for the industry.

THE HYBRID FUEL

The ethanol is "de-natured" by blending about 2% emulsifier and diesel fuel into the ethanol in the vaporization column so there is no pure ethanol accessible in the plant. Each day, 200 gallons of ethanol are expected to be produced. This ethanol and chemical mixture would be stored in an appropriate tank (3500 to 5000 gallons) on site until it is collected and delivered to a mixing plant to be further blended into the final ratio.

In June of 1998, the Company contracted with The British Columbia Institute of Technology (BCIT) to test the hybrid fuel. The tests were conducted using a 1994 Dodge diesel truck with 215,717 kilometers (134,176 miles) on the odometer. The truck was first tested using regular diesel fuel, then run on the hybrid fuel for 2 days and re-tested. The tests of this fuel showed opacity (black smoke) readings reduced by 65.5% and NOx emissions by 22.2%. These tests indicated that this fuel is more effective in reducing particulate and nitrogen oxide emissions from diesel fuel than any other diesel fuel mixture of which the Company is aware.

In addition to reducing pollution from diesel engines, this hybrid fuel helps to extend our known reserves of fossil fuels. The tests that were conducted at BCIT used a mixture of 80% diesel fuel, 10% emulsifier and 10% ethanol. Further tests are planned using various ratios. The end ratio is expected to be 70% to 80% diesel fuel, 10% to 15% ethanol, and 10% to 15% emulsifier. This is consistent with the University of Illinois E-Diesel research referred to below.

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

SIGNIFICANT CONSULTANTS

Sir Donald Craig is the individual who is most responsible for the development of the concepts and invention of much of the equipment or improvements to the equipment. A test facility is being constructed on a 12-acre parcel of land in Oyama, BC, Canada. A group of Hybrid Fuels, Inc. shareholders is bearing the financial burden of construction and retains legal ownership of the facility. It is expected that once the facility has been completed for the Company's intended operations, the Company will negotiate with this group to acquire the facility on mutually agreeable terms. Mr. Craig has agreed to supervise construction of this facility without remuneration until the facility is generating cash flow. The Company does not have a written employment contract with Mr. Craig.

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

NEWS RELEASES, MARKETING AND ADVERTISING

The Company's target market for the construction of the facilities are the domestic and international farming communities from which there appears to be a strong and growing interest.

Upon the acquisition of the Oyama facility from the aforementioned shareholder group the Company intends to market their technology through such means as their website, press releases, trade journals, local newspapers and trade shows. The Company is also in contact with agencies and industry organizations whose role it is to locate and promote new opportunities for the economic benefit of farmers.

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

Fuel prices have been extremely volatile over the past year. Ethanol prices are closely correlated with the price of gasoline, diesel fuel and blending components associated with these fuels. In a typical ethanol facility, natural gas accounts for approximately 15 percent of ethanol production costs. However, our process does not depend on the use of fossil fuels to produce the ethanol.

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

Canada, and many other countries are signatories to the Kyoto Emission Standards Agreement that requires them to adhere to the Kyoto Protocol commitments to reduce pollution by the year 2010. In addition, many states, such as California, have or are considering legislation to eliminate the use of MTBE as an octane enhancer and "clean air" additive. This should work to the advantage of the Company, as most media reports indicate that ethanol appears to have the edge as the product to reduce the use of fossil fuels and the "clean air" additive of choice to replace MTBE. Also, the Company expects to be able to produce ethanol relatively inexpensively, as the proprietary emulsifier allows the blending of wet ethanol and diesel fuel which reduces emissions, without incurring drying costs.

RESEARCH AND DEVELOPMENT

During the next twelve months, the Company anticipates conducting further research and development with respect to the following:

1. Researching efficiencies in facility construction and operation;
2. Researching new technologies; consulting with various technical researchers and agriculture officials.

If resources permit, the amount we anticipate spending on research and development for the fiscal year ending June 30, 2007 is approximately $250,000.

PRODUCT PROTECTION

The Company has not patented any of its proprietary technologies, on the advice of legal counsel. Their reasoning is that obtaining patents tends to publish the discoveries that others can then copy and a small company will have difficulty protecting itself from infringement. As a consequence, the Company has determined that in the near term it will protect its trade secrets and proprietary technologies by careful screening of potential operators and then having them sign non-disclosure agreements. All operators will be well briefed on protecting the proprietary information in their own best interests and all reasonable steps will be taken to ensure that they take all reasonable precautions. Also, the column and the spinner will be manufactured elsewhere, delivered and installed, without the operators knowing how they are constructed.

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

1. Our cash reserves are not adequate to cover our costs of operations. To date, we have covered our operating losses by loans from shareholders or privately placing securities. We expect to fund our general operations and marketing activities in the near term with current cash plus cash that may be obtained from loans from shareholders and/or the sale of securities. However, our cost estimates may not include enough provisions for any contingency, unexpected expenses or increases in costs that may arise.

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

4. We have a history of operating losses and an accumulated deficit, as of June 30, 2006, of $2,449,493.

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

13. A test facility is being constructed on a 12-acre parcel of land in Oyama, BC, Canada. A group of Hybrid Fuels, Inc. shareholders is bearing the financial burden of construction and retains legal ownership of the facility. It is expected that once the facility has been completed for the Company's intended operations, the Company will negotiate with this group to acquire the facility on mutually agreeable terms although there is no guarantee that an acquisition agreement will be finalized.

14. Since May 2003, the Canadian beef market has suffered as a consequence of the United States limiting imports from Canada because of an isolated case of Bovine Spongiform Encephalopathy (BSE). A recurrence of BSE in Canada could potentially have an adverse effect on the Company even though the age of finished cattle raised within our controlled facilities are planned to be under the current 30-month age restriction on beef imported into the U.S.

Item 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company does not have any offices at the present time but maintains a mailing address in Niverville, Manitoba, Canada.

A test facility is being constructed on a 12-acre parcel of land in Oyama, BC, Canada. A group of Hybrid Fuels, Inc. shareholders is bearing the financial burden of construction and retains legal ownership of the facility. It is expected that once the facility has been completed for the Company's intended operations, the Company will negotiate with this group to acquire the facility on mutually agreeable terms. The owner of the land is not related to the Company.

It is expected that the Company will acquire the facility from the shareholder group in the quarter ending December 31, 2006.

Item 3.  LEGAL PROCEEDINGS
--------------------------

No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interest in actions that are adverse to the Company's interests.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On June 19, 2006, the Company filed a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 on Schedule 14A with the Securities and Exchange Commission. This Proxy Statement indicated that Douglas Dickie (incumbent Director), Rolly Hein (incumbent Director) and Edward Melenka were nominated for election to the Board of Directors at the annual meeting to be held July 12, 2006 in Winfield, BC, Canada.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Company has authorized capital of 50,000,000 share of common stock with a par value of $0.001, of which 26,332,933 were issued and outstanding as at June 30, 2006 and the Company had 273 shareholders of record.

The Company's common stock is traded on the OTC Bulletin Board under the symbol "HRID."

The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the National Quotation Bureau:


                                               2004
                                       High             Low
                                       ----             ----
                   1st Quarter         0.25             0.13
                   2nd Quarter         0.25             0.09
                   3rd Quarter         0.24             0.07
                   4th Quarter         0.25             0.12
                                               2005
                                       High             Low
                                       ----             ----
                   1st Quarter         0.21             0.12
                   2nd Quarter         0.40             0.15
                   3rd  Quarter        0.35             0.15
                   4th Quarter         0.34             0.17
                                               2006
                                       High             Low
                                       ----             ----
                   1st Quarter         0.40             0.20
                   2nd Quarter         0.86             0.30


The Company has never paid cash dividends. The Directors of the Company currently anticipate that in the near term it will retain all available funds for use in the operation of the business.

RECENT SALES OF UNREGISTERED SECURITIES.

Set forth below is information regarding the issuance and sales of our securities without registration during the past three fiscal years. No such sales involved an underwriter and no commissions were paid in connection with the sale of any securities.

As outlined below, on August 16, 2005, shares of common stock were issued to one person to settle an outstanding debt. This issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4 (2) of the Securities Act of 1933.

The remaining shares that were issued during the past three fiscal years involved purchasers/share recipients that are residents of Canada, ie. non-U.S. persons. Therefore, these shares issued are exempt from registration under Regulation S of the Securities Act.

Shares issued in fiscal 2004 (July 1, 2003 to June 30, 2004 inclusive):
-----------------------------------------------------------------------

On January 23, 2003, the Company issued 600,000 shares of restricted common stock to three directors, to settle debt of $78,000 owing for management, legal and accounting services rendered to the Company.

On September 10, 2003, the Company issued 40,000 shares of restricted common stock to a consultant for services valued at $10,000.

On September 10, 2003, the Company issued 7,500 shares of restricted common stock to a consultant for services valued at $1,875.

On September 23, 2003, the Company issued 7,500 shares of restricted common stock to a consultant for services valued at $1,875.

On October 23, 2003, the Company issued 7,500 shares of restricted common stock to a consultant for services valued at $1,050.

On March 29, 2004, the Company issued 600,000 shares of restricted common stock to two directors for management/consulting services valued at $81,896.

On March 29, 2004, the Company issued 431,106 shares of restricted common stock to eleven investors for cash, at a price of $0.14 per share.

On March 29, 2004, the Company issued 27,778 shares of restricted common stock to an investor to settle an outstanding debt, at a price of $ .14 per share.

On April 1, 2004, the Company issued 100,000 shares of restricted common stock to a consultant, at a price of $0.23 for services provided to the Company.

On April 1, 2004, the Company issued 33,333 shares of restricted common stock to a former director for consulting services valued at $7,667.

On April 1, 2004, the Company issued 166,663 shares of restricted common stock to five investors for cash, at a price of $0.14 per share.

Shares issued in fiscal 2005 (July 1, 2004 to June 30, 2005 inclusive):
-----------------------------------------------------------------------

On September 23, 2004, 75,000 shares of restricted common stock were issued to two investors for cash at a price of $0.08 per share for total proceeds of $5,697 (CAD$7,500).

On October 20, 2004, 30,000 shares of restricted common stock were issued to an investor for cash at a price of $0.08 per share for total proceeds of $2,387 (CAD$3,000).

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

Shares issued in fiscal 2006 (July 1, 2005 to June 30, 2006 inclusive):
-----------------------------------------------------------------------

On August 16, 2005, 375,000 shares of common stock were to one person to settle an outstanding debt of $93,000. This issuance of common stock was made in reliance upon the exemption from registration set forth in Section 4 (2) of the Securities Act of 1933.

On October 5, 2005, 30,000 shares of restricted common stock were issued to one investor for cash received September 16, 2005 at a price of $0.08 per share for total proceeds of $2,532 (CAD$3,000).

On October 5, 2005, 56,700 shares of restricted common stock were issued to one investor for cash received September 23, 2005 at a price of $0.10 per share for total proceeds of $5,631 (CAD$6,590).

On December 9, 2005, 21,000 shares of restricted common stock were issued to one investor for cash received November 9, 2005 at a price of $0.10 per share for total proceeds of $2,100 (CAD$2,490).

On December 9, 2005, 21,000 shares of restricted common stock were issued to one investor for cash received November 10, 2005 at a price of $0.10 per share for total proceeds of $2,108 (CAD$2,500).

On December 9, 2005, 8,400 shares of restricted common stock were issued to one investor for cash received November 10, 2005 at a price of $0.10 per share for total proceeds of $843 (CAD$1,000).

On December 13, 2005, 30,000 shares of restricted common stock were issued to one investor for cash received November 4, 2005 at a price of $0.08 per share for total proceeds of $2,539 (CAD$3,000).

On December 13, 2005, 20,000 shares of restricted common stock were issued to one investor for cash received December 7, 2005 at a price of $0.13 per share for total proceeds of $2,585 (CAD$3,000).

On January 6, 2006, 15,500 shares of restricted common stock were issued to one investor for cash received January 5, 2006 at a price of $0.14 per share for total proceeds of $2,153 (CAD$2,500).

On January 6, 2006, 6,600 shares of restricted common stock were issued to one investor for cash received December 9, 2005 at a price of $0.13 per share for total proceeds of $863 (CAD$1,000).

On January 31, 2006, 12,000 shares of restricted common stock were issued to one investor for cash received January 31, 2006 at a price of $0.14 per share for total proceeds of $1,734 (CAD$1,990).

On February 13, 2006, 30,000 shares of restricted common stock were issued to one investor for cash received February 13, 2006 at a price of $0.15 per share for total proceeds of $4,506 (CAD$5,192).

On April 18, 2006, 299,000 shares of restricted common stock were issued to eight investors for cash at a price of $0.17 per share for total proceeds of $50,487(CAD $58.486).

Item 6.  PLAN OF OPERATION
--------------------------

As at June 30, 2006, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues, have conducted operations at a loss since inception and have a working capital deficit of $646,051.

Although our cash reserves at June 30, 2006 were limited to $3,533, related parties have indicated a willingness at the present time to continue to pay operating expenses and advance funds to pay legal, accounting and investor relations expenses. These related parties are not obligated to pay Company operating costs, and therefore, no assurances can be given that they will continue to do so.

Management recognizes that to generate long-term cash flow, we need to develop operating activities. An integral part of the Company's plan involves completing and operating the first beef and ethanol facility to demonstrate to potential operators, lenders and investors that the technology works as described.

A test facility is being constructed on a 12-acre parcel of land in Oyama, BC, Canada. A group of Hybrid Fuels, Inc. shareholders is bearing the financial burden of construction and retains legal ownership of the facility. It is expected that once the facility has been completed for the Company's intended operations, the Company will negotiate with this group to acquire the facility on mutually agreeable terms. The owner of the land is not related to the Company. The Company has not incurred any costs pertaining to the facility to date and will not be obligated financially until the Company enters into a formal agreement to either acquire the facility on mutually agreeable terms. It is expected that the Company will acquire the facility from the shareholder group in the quarter ending December 31, 2006.

Estimated operating costs to the end of the second quarter (December 31, 2006) total $250,000. This estimate includes $120,000 for cattle and feed, $60,000 for payables (excluding related party loans and accrued executive salaries), $40,000 for technical support and labor and $30,000 for contingencies and other operating expenses. These estimates are subject to change based on conditions outside of management's control and actual experience with operating the first facility.

The operating cost estimate of $250,000 would not adequately cover the cost of acquiring an operating facility if the Company chooses and enters into a purchase agreement as opposed to a lease agreement.

The commercial facility being built by the shareholder group is to include all items necessary for a fully operational facility utilizing the Company's Hybrid Fuels technology.

Operations are expected to commence once the initial testing of the facility's gasifier/burner, air exchange and feed system are completed and ready for the first delivery of cattle. Management currently anticipates that this will be completed in the quarter ending December 31, 2006. However, any delay in the completion of these tasks will also delay commencement of our operations. It is difficult to establish the start date of operations since we are relying on third parties to complete the facility which includes work by testing consultants and timely provision of equipment and installation. Therefore, completion of these tasks is not entirely under our control.

PURPOSE OF TEST FACILITY

The facility will not be run at full capacity until approximately four months have passed from the facility becoming operational. We believe that at the end of the fourth month of operations, when we sell the first group of finished cattle, we will have sufficient data from which to prepare information for purposes of estimating revenue streams and expenses to establish a more comprehensive business plan.

It is intended that future facilities will be constructed for the Company by independent contractors on privately-owned farms after a written, contractual agreement is made between the Company and the operator (s).

The key purpose of placing the first facility in service is to demonstrate the economic feasibility of the system. Once this first facility is operating, we plan to use it as a demonstration and training facility and to earn revenue from its operation. Our projections indicate that the facility should generate sufficient revenue to pay all of our operating costs, plus a surplus that may be used toward development of operating activities. We expect that the facility will show sufficient cash flow to make it possible for us to get approval for financing subsequent facilities.

The proposed facilities are planned to consist of a cattle barn, an ethanol-producing plant, a gasifier/burner (manure & straw burning unit and a hydroponic barley-grass growing system.

Current estimates have the final cost of building this facility to be approximately $1,000,000. An estimated $670,000 of this cost is for foundations and flooring, buildings, the gasifier/burner, the ethanol-producing equipment, the hydroponics unit, tanks and machinery. Soft costs, for such items as permits, engineering and other professional fees, survey and layout costs, site preparation, delivery of buildings and materials, equipment rentals, tools and miscellaneous items, are estimated to cost $165,000. Approximately $165,000 is expected to cover construction labour and supervision expenses.

The aforementioned shareholder group is bearing the financial burden of constructing this commercial facility and retains legal ownership. The Company has not incurred any costs pertaining to the facility to date and will not be obligated financially until the Company enters into a formal agreement to either acquire the facility on mutually agreeable terms. It is expected that the Company will acquire the facility from the shareholder group in the quarter ending December 31, 2006.

The cattle barn being constructed in Oyama, BC, Canada has been designed to accommodate 200 head of cattle and the hydroponics barley-grass growing system. Once the facility is operational, it is expected that the cattle will be fed starting with 50 head and adding another 50 approximately every four weeks until the barn is at full capacity. As we gain experience with the facility, we intend to operate the barn continuously at full capacity during the subsequent 100-day feeding cycles. At the end of each feeding cycle, the cattle will be sold at auction.

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

Once we have a fully operational facility, and have proven the technology and processes, it is intended that our subsidiary, Hybrid Fuels (Canada) Inc., will operate it and will earn revenue from the sale of the finished cattle and denatured wet ethanol.

OPERATING RESULTS FOR THE YEAR ENDED JUNE 30, 2006

During the fiscal year ended June 30, 2006 the Company had no revenue and incurred losses of $256,816 compared to $401,431 for the comparable period the previous year.

The difference of $144,615 is partially attributable to a $93,000 charge to operations that was made in fiscal 2005. In April 1998, a creditor advanced $50,000, bearing interest at 1% per month. However, as the Company did not receive the cash, as an agent of the Company unknowingly kept it, no liability was previously recognized in the financial statements. During the year ended June 30, 2005, the Company was notified of the debt and recognized the full amount and accrued interest of $43,000, resulting in a charge to operations of $93,000.

Another contributing factor to the decrease in expenses was a reduction in stock-based compensation of $60,799. Stock-based compensation was $53,000 compared with $113,799 in the previous fiscal year. The Company incurred non-cash financing activities by issuing 700,000 shares in January, 2005 to three Directors in consideration for consulting services to be rendered up to December, 2006. The Company also issued 400,000 shares in March, 2005 to six consultants for services.

Former President, Paul Warkentin, donated services valued at $25,000 during the period from July 1, 2005 to April 12,2006 inclusive. Current President, Douglas Dickie, donated services valued at $5,000 during the period from April 13, 2006 to June 30, 2006 inclusive.

Imputed interest for the year in the amount of $78,911 was comparable to the previous fiscal year and included $49,005 attributed to former President Clay Larson. Imputed interest of $29,906 is attributed to a shareholder as a result of an amount owing for payment of rent, office expenses and professional fees on behalf of the Company. Imputed interest is interest that is imputed on non-interest bearing amounts such as deferred executive compensation or amounts that are advanced to, or paid on behalf of the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended June 30, 2006 the Company received $83,353 including:

    a) $78,081 from issuing restricted common stock
    b) $5,272 from related parties. These advances are non-interest bearing, unsecured and due on demand.

A total of $84,947 was used in operating activities.

Related parties have indicated a willingness at the present time to continue to pay operating expenses and advance funds to pay legal, accounting and investor relations expenses. These related parties are not obligated to pay Company operating costs, and therefore, no assurances can be given that they will continue to do so.

For the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon our successful efforts to raise additional equity, financing and/or attain profitable operations. There is no guarantee that we will be able to complete any of the above objectives. At June 30, 2006 we had a working capital deficit of $646,051 and an accumulated deficit from inception of $2,449,493.

Operations are expected to commence once the initial testing of the facility's gasifier/burner, air exchange and feed system are completed and ready for the first delivery of cattle. Management currently anticipates that this will be completed in the quarter ending December 31, 2006. At that time, the Company will need to enter into either an acquisition or lease agreement so it can begin its commercial operations. However, any delay in the completion of these tasks will also delay commencement of our operations. It is difficult to establish the start date of operations since we are relying on third parties to complete the facility which includes work by testing consultants and timely provision of equipment and installation. Therefore, completion of these tasks is not entirely under our control.

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

We expect to incur the costs associated with operating the facility once the Company has entered into an agreement to acquire the facility from the aforementioned shareholder group. This is expected to occur during the quarter ending December 31, 2006.

As the facility will be fully operational upon completion of testing the feed system, the Company will only be required to incur capital expenditures at that time.

The Company expects that, in the near term, capital requirements for developing and expanding technologies will be met through stock offerings by way of private placements. The amount we anticipate spending on research and development for the fiscal year ending June 30, 2007 is approximately $250,000.

Item 7.  Financial Statements
-----------------------------


Hybrid Fuels, Inc.
(A Development Stage Company)

June 30, 2006


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

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Cash Flows........................................F-4

Consolidated Statement of Stockholders' Deficit..............................F-5

Notes to the Consolidated Financial Statements...............................F-7

                             [MANNING ELLIOTT LOGO]

MANNING ELLIOTT               11th floor, 1050 West Pender Street,
                              Vancouver BC, Canada V6E 3S7
CHARTERED ACCOUNTANTS         Phone: 604.714.3600  Fax: 604.714.3669
                              Web: manningelliott.com


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Stockholders and Board of Directors of Hybrid Fuels, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Hybrid Fuels, Inc. (A Development Stage Company) as of June 30, 2006 and 2005 and the related statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from January 28, 1998 (Date of Inception) to June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Fuels, Inc. (A Development Stage Company), as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 28, 1998 (Date of Inception) to June 30, 2006 in conformity with accounting principles generally accepted in the United States.

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


MANNING ELLIOTT LLP
-------------------


CHARTERED ACCOUNTANTS

Vancouver, Canada

September 25, 2006

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                       June 30,        June 30,
                                                                                         2006            2005
                                                                                          $               $
ASSETS

Current Assets

  Cash                                                                                      3,533             946
  Prepaid expenses (Note 8)                                                                25,500               -
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                               29,033             946
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                                         62,804          52,084
  Accrued liabilities                                                                      28,874          62,136
  Note payable and other advances (Note 3)                                                 47,334          93,153
  Due to related parties (Note 4)                                                         209,371         204,099
  Due to a former director (Note 5)                                                       326,701         326,701
--------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                 675,084         738,173

Redeemable and Restricted Common Shares (Note 7(b))                                       222,767         223,000
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                         897,851         961,173
--------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 7)

Stockholders' Deficit

Common Stock: 50,000,000 shares authorized, $0.001 par value;
26,332,933 and 25,174,980 shares issued and outstanding, respectively                      26,333          25,175

Additional Paid-in Capital                                                              1,006,967         847,311

Donated Capital                                                                           547,375         438,464

Deferred Compensation                                                                           -        (78,500)

Deficit Accumulated During the Development Stage                                       (2,449,493)     (2,192,677)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                              (868,818)       (960,227)
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                                29,033             946
====================================================================================================================


   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

                                                                    Accumulated from
                                                                    January 28, 1998         For the Year
                                                                   (Date of Inception)          Ended
                                                                       to June 30,             June 30,
                                                                           2006           2006          2005
                                                                            $              $             $
Revenue                                                                         -               -             -
------------------------------------------------------------------------------------------------------------------

Expenses

  Deposits and advances written-off                                       305,512               -        50,000
  Foreign exchange loss                                                    20,814          11,568         4,515
  General and administrative (Note 4)                                   1,636,867         176,837       268,006
  Imputed interest (Notes 4 and 5)                                        479,875          78,911        78,910
  Research and development                                                 16,925               -             -
------------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                                2,459,993         267,316       401,431
------------------------------------------------------------------------------------------------------------------

Operating Loss                                                        (2,459,993)        (267,316)     (401,431)

Other Income

  Gain on settlement of debt                                               10,500          10,500             -
------------------------------------------------------------------------------------------------------------------

Net Loss                                                              (2,449,493)        (256,816)     (401,431)
==================================================================================================================

Net Loss Per Share - Basic and Diluted                                                      (0.01)        (0.02)
==================================================================================================================

Weighted Average Shares Outstanding                                                    25,939,000    24,332,000
==================================================================================================================


   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

                                                                   Accumulated from
                                                                   January 28, 1998          For the Year
                                                                  (Date of Inception)           Ended
                                                                      to June 30,              June 30,
                                                                         2006             2006          2005
                                                                           $               $             $
Operating Activities

  Net loss                                                              (2,449,493)       (256,816)     (401,431)

  Adjustments to reconcile net loss to net cash used in operating activities
    Accrued executive compensation                                         324,000               -             -
    Amortization of deferred compensation and other stock-based
    compensation                                                           351,837          53,000       113,799
    Deposits and advances written-off                                      305,512               -        50,000
    Donated services                                                        67,500          30,000        30,000
    Imputed interest                                                       479,875          78,911        78,910
    Foreign exchange translation loss                                        7,189               -         3,721
    Gain on settlement of debt                                             (10,500)        (10,500)            -
    Other adjustment                                                          (502)              -             -

  Change in operating assets and liabilities
    Accounts payable and accrued liabilities                               146,579          20,458        60,705
------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                     (778,003)        (84,947)      (64,296)
------------------------------------------------------------------------------------------------------------------

Investing Activities

  Deposits and advances                                                   (255,512)              -             -
------------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                                     (255,512)              -             -
------------------------------------------------------------------------------------------------------------------

Financing Activities

  Proceeds from issuance of note payable                                    33,732               -             -
  Proceeds from advances                                                   136,700               -             -
  Advances from a former director                                            2,701               -             -
  Advances from (to) related parties                                       211,261           5,272          (951)
  Proceeds from issuance of restricted common stock                        223,000               -             -
  Proceeds from issuance of common stock                                   425,473          78,081        58,286
------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                                1,032,867          83,353        57,335
------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate on Changes on Cash                                   4,181           4,181             -
------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                                  3,533           2,587        (6,961)

Cash - Beginning of Period                                                       -             946         7,907
------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                         3,533           3,533           946
==================================================================================================================

Non-cash Investing and Financing Activities

  Common shares issued to settle debt                                      308,759          82,500             -
==================================================================================================================

Supplemental Disclosures

  Interest paid                                                                  -               -             -
  Income taxes paid                                                              -               -             -
==================================================================================================================


   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
Accumulated from January 28, 1998 (Date of Inception) to June 30, 2006 (expressed in U.S. dollars)

                                                                                                      Deficit
                                                                                                    Accumulated
                                        # of                  Additional                             During the      Total
                                       Shares                  Paid-in    Donated     Deferred      Development   Stockholders'
                                      Issued and   Par Value   Capital    Capital   Compensation       Stage         Deficit
                                     Outstanding       $          $          $           $               $             $
Balance at January 28, 1998 (Date
of Inception)                                  -         -           -          -            -               -            -
Shares issued to effect a reverse
  merger                              15,000,000    15,000       3,398          -            -         (18,398)           -
Net loss for the period                        -         -           -          -            -         (93,633)     (93,633)
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998              15,000,000    15,000       3,398          -            -        (112,031)     (93,633)
Issuance of 1,900,000 shares           1,900,000     1,900      (1,900)         -            -               -            -
Issuance of shares for cash               23,600        24      13,576          -            -               -       13,600
Imputed Interest                               -         -           -     26,000            -               -       26,000
Net loss for the year                          -         -           -          -            -        (308,377)    (308,377)
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999              16,923,600    16,924      15,074     26,000            -        (420,408)    (362,410)
Cancellation of shares previously
  issued                              (1,900,000)   (1,900)      1,900          -            -               -            -
Issuance of shares for no
  consideration                        3,000,000     3,000      (3,000)         -            -               -            -
Issuance of shares pursuant to a
  subscription agreement               1,500,000     1,500     148,500          -            -               -      150,000
Imputed Interest                                 -       -           -     30,735            -               -       30,735
Net loss for the year                            -       -           -          -            -        (324,144)    (324,144)
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000              19,523,600    19,524     162,474     56,735            -        (744,552)    (505,819)
Issuance of shares to settle debt      1,100,000     1,100     123,368          -            -               -      124,468
Imputed interest                               -         -           -     59,202            -               -       59,202
Net loss for the year                          -         -           -          -            -        (312,660)    (312,660)
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001              20,623,600    20,624     285,242    115,937            -      (1,057,212)    (634,809)
Issuance of shares to settle debt        200,000       200       9,800          -            -               -       10,000
Issuance of shares for services          100,000       100       4,900          -            -               -        5,000
Issuance of shares for cash              377,000       376      30,810          -            -               -       31,186
Imputed interest                               -         -           -     58,932            -               -       58,932
Net loss for the year                          -         -           -          -            -        (167,850)    (167,850)
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002              21,300,600    21,300     331,352    174,869            -      (1,225,062)    (697,541)
Issuance of shares to settle debt        600,000       600      77,400         -             -               -       78,000
Issuance of shares for cash               50,000        50       5,633         -             -               -        5,683
Imputed interest                               -         -           -    68,733             -               -       68,733
Net loss for the year                          -         -           -         -             -        (253,935)    (253,935)
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003              21,950,600    21,950     414,385    243,602            -      (1,478,997)    (799,060)
Issuance of shares to settle debt         67,778        68      13,723          -            -               -       13,791
Issuance of shares for services          755,833       756     116,581          -            -               -      117,337
Issuance of shares for cash              597,769       598      81,139          -            -               -       81,737
Imputed interest                               -         -           -     78,452            -               -       78,452
Donated services                               -         -           -      7,500            -               -        7,500
Deferred compensation                          -         -           -         -       (27,299)              -      (27,299)
Net loss for the year                          -         -           -         -             -        (312,249)    (312,249)
-----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004              23,371,980    23,372     625,828    329,554      (27,299)     (1,791,246)    (839,791)
=============================================================================================================================



   (The Accompanying Notes are an Integral Part of the Consolidated Financial
                                  Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
Accumulated from January 28, 1998 (Date of Inception) to June 30, 2006 (expressed in U.S. dollars)

                                                                                                      Deficit
                                                                                                    Accumulated
                                        # of                  Additional                             During the      Total
                                       Shares                  Paid-in    Donated     Deferred      Development   Stockholders'
                                      Issued and   Par Value   Capital    Capital   Compensation       Stage         Deficit
                                     Outstanding       $            $         $           $              $              $
Balance at June 30, 2004              23,371,980    23,372     625,828    329,554      (27,299)     (1,791,246)    (839,791)
Issuance of shares for services        1,100,000     1,100     163,900          -            -               -      165,000
Issuance of shares for cash              703,000       703      57,583          -            -               -       58,286
Imputed interest                               -         -           -     78,910            -               -       78,910
Donated services                               -         -           -     30,000            -               -       30,000
Deferred compensation                          -         -           -          -      (51,201)              -      (51,201)
Net loss for the year                          -         -           -          -            -        (401,431)    (401,431)
-----------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2005              25,174,980    25,175     847,311    438,464      (78,500)     (2,192,677)    (960,227)
Reallocation of par value of
   redeemable and restricted
   shares (Note 7(b))                    232,753       233           -          -            -               -          233
Issuance of shares to settle debt        375,000       375      82,125          -            -               -       82,500
Issuance of shares for cash              550,200       550      77,531          -            -               -       78,081
Imputed interest                               -         -           -     78,911            -               -       78,911
Donated services                               -         -           -     30,000            -               -       30,000
Deferred compensation                          -         -           -         -        78,500               -       78,500
Net loss for the year                          -         -           -          -            -        (256,816)    (256,816)
-----------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2006              26,332,933    26,333   1,006,967    547,375            -      (2,449,493)    (868,818)
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

     The Company is a development stage company with management devoting most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives. At June 30, 2006, the Company had a working capital deficit of $646,051 and an accumulated deficit of $2,449,493. These factors, among others, cause substantial doubt about the continuance of the Company as a going concern.

     The Company expects that future capital requirements for developing and expanding technologies will be met through stock offerings by way of private placements.

2.   Summary of Significant Accounting Policies

     (a)  Consolidated Financial Statements and Basis of Presentation

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

     (f)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (g)  Financial Instruments

          The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, notes and advances payable, due to related parties and due to a former director approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

     (j)  Recent Accounting Pronouncements

          In February, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and in March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets", but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

          In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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


3.   Note Payable and Other Advances

     (a) On September 15, 2000, the Company issued a note for CDN$50,000 (US$33,638) payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. Interest expense of $4,021 has been accrued for the year ended June 30, 2006 (2005 - $3,714). The note payable was $44,655 after translation into U.S. dollars at June 30, 2006. For the year ended June 30, 2006, the Company incurred a foreign currency translation loss of $3,945 that was charged to operations.

     (b) Cash advances totalling $2,679 (CDN$3,000) from unrelated parties are non-interest bearing, unsecured and due on demand.

4.   Related Party Transactions

     (a) A shareholder is owed $199,371 (June 30, 2005 - $199,371) for payment of rent, office expenses and professional fees on behalf of the Company. Imputed interest of $29,906 (2005 - $29,905), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. Amounts owing are unsecured, non-interest bearing and due on demand.

     (b) During the year ended June 30, 2006, the Company recognized a total of $30,000 (2005 - $30,000) for donated services provided by the President of the Company.

     (c) At June 30, 2006, the President of the Company is owed $10,000 (June 30, 2005 - $4,728 was owed to the Vice President of the Company) for advances and expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

5.   Amount Owing to a Former Director

     The former President, who was also a director of the Company, is owed $326,701 as at June 30, 2006. This amount is unsecured, non-interest bearing and due on demand. During the year, imputed interest of $49,005 (2005 - $49,005), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

6.   Common Shares

     (a)  Private Placements

          (i) On April 18, 2006, the Company issued 299,000 shares of common stock at a price of $0.17 per share for proceeds of $50,487 (CDN$58,486).

          (ii) On February 13, 2006, the Company issued 30,000 shares of common stock at a price of $0.15 per share for cash proceeds of $4,506 (CDN$5,192).

          (iii) On January 31, 2006, the Company issued 12,000 shares of common stock at a price of $0.14 per share for cash proceeds of $1,734 (CDN$1,990).

          (iv) On January 6, 2006, the Company issued 6,600 shares of common stock at a price of $0.13 per share for cash proceeds of $863 (CDN$1,000).

          (v) On January 5, 2006, the Company issued 15,500 shares of common stock at a price of $0.14 per share for cash proceeds of $2,153 (CDN$2,500).

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

          (viii) On October 5, 2005, the Company issued 30,000 shares of common stock at a price of $0.08 per share for cash proceeds of $2,532 (CDN$3,000), and 56,700 shares of common stock at a price of $0.10 per share for cash proceeds of $5,631 (CDN$6,590).

          (ix) On June 16, 2005, 28,000 shares of common stock were issued for cash at a price of $0.12 per share for total proceeds of $3,394 (CDN$4,200).

          (x) On April 1, 2005, 100,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $8,269 (CDN$10,000).

          (xi) On March 31, 2005, 50,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $4,144 (CDN$5,000).

          (xii) On January 24, 2005, 300,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $24,606 (CDN$30,000).

          (xiii) On October 28, 2004, 120,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $9,788 (CDN$12,000).

          (xiv) On October 20, 2004, 30,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $2,387 (CDN$3,000).

          (xv) On September 1, 2004, 25,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $1,905 (CDN$2,500).

          (xvi) On August 31, 2004, 50,000 shares of common stock were issued for cash at a price of $0.08 per share for total proceeds of $3,792 (CDN$5,000).

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

          (i) On August 16, 2005, the Company issued 375,000 shares of common stock at a fair value of $82,500 to settle an outstanding debt of $50,000 and accrued interest of $43,000, resulting in a gain on debt settlement of $10,500.

          (ii) On March 30, 2005, 400,000 shares of common stock were issued at a price of $0.15 per share for a fair value of $60,000 in consideration for consulting services rendered.

          (iii) On January 25, 2005, 700,000 shares of common stock were issued at a price of $0.15 per share for a fair value of $105,000 in consideration for consulting services to be rendered up to December 2006. During the year ended June 30, 2005, the Company charged $26,500 to operations, and the balance of $78,500 is recognized as deferred compensation at June 30, 2005.

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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

8.   Prepaid Expenses

     Prepaid expenses consists of consulting fees.


9.   Income Taxes

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $1,168,000 since inception on January 28, 1998. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended June 30, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $33,000 and $72,000, respectively.

     The components of the net deferred tax asset at June 30, 2006 and 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                                               2006                 2005
                                                 $                    $

Cumulative Net Operating Losses             1,168,000            1,073,000

Statutory Tax Rate                             35%                  35%

Effective Tax Rate                              -                    -

Deferred Tax Asset                           409,000              376,000

Valuation Allowance                         (409,000)            (376,000)
-------------------------------------------------------------------------------
Net Deferred Tax Asset                          -                    -
===============================================================================

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

N/A

Item 8A. CONTROLS AND PROCEDURES
--------------------------------

Based on an evaluation as of the end of the period, the Company's Principal Executive Officer and Principal Financial Officer has concluded that the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore there were no corrective actions taken.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to our executive officers and directors. This code of ethics is posted the Company's website at www.hybrid-fuels.com. The Code of Ethics is filed as Exhibit 14.1 to this report.

Item 8B. OTHER INFORMATION
--------------------------

N/A

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
--------------------------------------------------


As of June 30, 2005, the Board had a membership of four Directors: Paul Warkentin (President/CEO and Acting CFO), Gordon Colledge (Vice President), David Krahn (Secretary-Treasurer) and Dale Johnson.

On April 12, 2006, Douglas Dickie and Rolly Hein were appointed to the Board following the resignations of Paul Warkentin, Gordon Colledge and David Krahn (incorporated by reference to Form 8K filed April 12, 2006).

The following table sets forth the name, age, and position of each of the persons who were serving as executive officers of Hybrid Fuels Inc. as of June 30, 2006:

NAME            AGE            POSITION               DIRECTOR OR OFFICER SINCE

Douglas Dickie   59     Acting President/Director          April 12, 2006

Rolly Hein       61     Acting Secretary-Treasurer/        April 12, 2006
                        Director

Dale Johnson     54     Director                           September 15, 2004

On June 19, 2006, Dale Johnson (Director) informed the Company that he is declining to stand for election to the Board of Directors at the Company's Annual Meeting July 12, 2006 in order to honor other personal and business commitments (incorporated by reference to Form 8K filed June 19, 2006).

On July 12, 2006, Douglas Dickie (incumbent Director), Rolly Hein (incumbent Director) and Edward Melenka were elected to the Board of Directors at the annual shareholder meeting held July 12, 2006 in Winfield, BC, Canada.

The present and principal occupations of our directors and executive officers during the last five years are set forth below:

Douglas Dickie
--------------
Mr. Dickie (59) has been the Acting President/CEO/CFO and Director for Hybrid Fuels since April 12, 2006. Mr. Dickie has a farming background in eastern Saskatchewan. He earned a Bachelor of Science Degree in Pharmacy from the University of Saskatchewan in 1968; practiced pharmacy in Saskatchewan, the Yukon and Vernon, BC, where he currently resides. Mr. Dickie has owned and operated various pharmacies; served as a Director of Peoples Drug Mart (BC) Ltd. and numerous private companies, and is currently a member of the College of Pharmacists of BC.

Rolly Hein
----------
Rolly Hein (61) has been the Acting Vice President/Secretary-Treasurer and Director since April 12, 2006. Mr. Hein is a former two-term Mayor of the District of Lake Country, BC, Canada and has been engaged in the cattle and meat processing business for 40 years. Mr. Hein has been very active in protecting watersheds and in creating more opportunities on agricultural lands, specifically in the creation of the Mayor's Task Force on Agriculture and the resolution of Council for the creation of an Agricultural Advisory Commission within the District.

Edward Melenka
--------------
Edward Melenka (64) was born and raised in Trail, BC. Mr. Melenka graduated from the University of British Columbia in 1966 with a Bachelor of Science in Pharmacy. Upon graduation he joined Woodwards Stores Ltd as a practicing pharmacist. Shortly thereafter he moved into the management sector leading to several upper management positions during 15 years of service with the company. In 1984, Mr. Melenka began a new career in Vancouver as the General Manager of Peoples Drug Mart Ltd., a retail pharmacy group of 55 stores. Early in 1993 he became the General Manager of a sister company, Unipharm Wholesale Drugs Ltd., a major pharmaceutical distribution company in BC servicing 170 retail pharmacies throughout BC and the Yukon. In 1996 he was appointed CEO for the company, servicing Unipharm until his retirement in 2004. Thereafter, he relocated to the Okanagan Valley to become owner and manager of Aurora Orchard, a 15-acre parcel.

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

The Company believes that all Section 16(a) Securities and Exchange Commission filing requirements applicable to our directors and executive officers for the fiscal year ended June 30, 2006 were timely met.

AUDIT COMMITTEE

Pursuant to the footnote by regulation S-B Item 401(f) and SEC Release 33-8220, the Company is not subject to the audit committee disclosures at this time.


Item 10. EXECUTIVE COMPENSATION
-------------------------------

Former President, Paul Warkentin, donated services valued at $25,000 during the period from July 1, 2005 to April 12,2006 inclusive. Current President, Douglas Dickie, donated services valued at $5,000 during the period from April 12, 2006 to June 30, 2006 inclusive.

                           SUMMARY COMPENSATION TABLE
                   Annual compensation         Long term compensation
----------------------------------------------------------------------------------
                                 Other     Restricted Securities   LTIP    All
                                 Annual      stock    underlying   payouts other
Name &          Yr  Salary Bonus Compen-     awards   options/SARs  ($)    Compen-
Principal            ($)    ($)  sation($)    ($)        (#)               sation
Position
----------------------------------------------------------------------------------
Douglas Dickie 2006   nil   -0-     -0-      -0-         -0-        -0-     -0-
Paul Warkentin 2006   nil   -0-     -0-      -0-         -0-        -0-     -0-
Paul Warkentin 2005   nil   -0-  11,358      -0-         -0-        -0-     -0-
Paul Warkentin 2004   nil   -0-     -0-      -0-         -0-        -0-     -0-
Clay Larson    2004   nil   -0-     -0-      -0-         -0-        -0-     -0-
Pres./CEO      2003 72,000  -0-     -0-      -0-         -0-        -0-     -0-
Alan Urschel   2004 13,670  -0-     -0-      -0-         -0-        -0-     -0-
Pres./CEO
----------------------------------------------------------------------------------

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

The following table sets forth as of October 11, 2006, the name and the number of shares of the Registrant's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 26,332,933 issued and outstanding shares (see Consolidated Statement of Shareholders Equity in Financial Statements) of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


Title  of   Name and Address of     Amount and Nature of     Percentage of
Class       Beneficial Owner        Beneficial Ownership     Class
--------------------------------------------------------------------------
Common      Donald  Craig                 1,690,000             6.42%
            12650 Ponderosa Road
            Winfield, B.C. V4V 2G8

Common      Douglas Dickie (1)              447,700             1.70%
            237 Main Street
            Box 880
            Niverville, MB
            R0A 1E0

Common      Rolly Hein (1)                  100,000             0.38%
            237 Main Street
            Box 880
            Niverville, MB
            R0A 1E0

Common      Edward Melenka (1)              144,215             0.55%
            237 Main Street
            Box 880
            Niverville, MB
            R0A 1E0

Common      Auchengrey Ltd.               1,500,000             5.70%
            Diane Smith,
            PO Box 3321,
            Tortula, BVI.

Common      Killaloe Ltd.                 2,000,000             7.60%
            Don Murray,
            Drake Chambers,
            Tortula, BVI


--------------------------------------------------------------------------------
Common      Total Officers and Directors
            as a  Group (3 Persons)         691,915             2.63%
--------------------------------------------------------------------------------

(1) Officer and/or director. Elected to Board of Directors July 12, 2006 at annual shareholder meeting.

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Donald Craig, who owns more that 5% of the issued shares of the Company, is owed $199,371 (June 30, 2005 - $199,371) for payment of rent, office expenses and professional fees on behalf of the Company. Imputed interest of $29,906 (2005 - $29,905), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. This amount owing is unsecured, non-interest bearing and due on demand.

Former President, Paul Warkentin, donated services valued at $25,000 during the period from July 1, 2005 to April 12, 2006 inclusive. Current President, Douglas Dickie, donated services valued at $5,000 during the period from April 13, 2006 to June 30, 2006 inclusive.

The Company does not expect to have any significant dealings with affiliates. Presently, other than as described above, none of the officers and directors have any transactions that they contemplate entering into with the Company.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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

Exhibit 31.1 Principal Executive Officer Certification (section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 31.2 Principal Financial Officer Certification (section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.1 Principal Executive Officer Certification (section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.2 Principal Financial Officer Certification (section 906 of the Sarbanes-Oxley Act of 2002)

(1) Incorporated by reference to Form 10-SB filed February 7, 2000.

(2) Incorporated by reference to Form 10-QSB filed May 15, 2001.

b. REPORTS ON FORM 8-K:

On April 12, 2006, Hybrid Fuels Inc., issued a press release announcing a change in its Directors and Officers (incorporated by reference to Form 8K filed April 12, 2006).

On June 19, 2006, Dale Johnson (Director) informed the Company that he is declining to stand for election to the Board of Directors at the Company's Annual Meeting July 12, 2006 in order to honor other personal and business commitments (incorporated by reference to Form 8K filed June 19, 2006).

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

The following table discloses accounting fees and services that we paid to our auditor, Manning Elliott:

Type Of Services Rendered           Fiscal Yr 2006     Fiscal Yr 2005

Audit Fees                              $8,900             $9,850
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


Hybrid Fuels, Inc.

Date: October 18, 2006

By: /s/ Douglas Dickie                        By: /s/ Rolly Hein
    --------------------                          -------------------
    Name: Douglas Dickie                          Name: Rolly Hein
    Title: President/CEO/CFO                      Title: Secretary-Treasurer