Form 10QSB
period 2006-09-30
HYBRID FUELS INC
filed 2006-11-20
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2006

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


                 237 Main Street, Box 880, Niverville, Manitoba
                    (Address of principal executive offices)

                                     R0A 1E0
                                  (Postal Code)

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

The number of issued and outstanding shares of the registrant's common stock as of November 17, 2006 was 26,332,933

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART-I    FINANCIAL INFORMATION                                                PAGE

Item 1    Financial Statements..................................................3

Item 2    Plan of Operation.....................................................4

Item 3    Controls and Procedures...............................................9


PART-II  OTHER INFORMATION                                                      PAGE

Item 1    Legal Proceedings.....................................................9

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds ..........9

Item 3    Defaults Upon Senior Securities.......................................9

Item 4    Submission of Matters to a Vote of Security Holders...................10

Item 5    Other Information.....................................................10

Item 6    Exhibits and Reports on Form 8-K......................................10

          Signature.............................................................10

                          PART-I FINANCIAL INFORMATION
                          ----------------------------

Item 1.   Financial Statements
------------------------------

Hybrid Fuels, Inc.
(A Development Stage Company)

September 30, 2006

                                                                          Index


Consolidated Balance Sheets................................................F-1

Consolidated Statements of Operations......................................F-2

Consolidated Statements of Cash Flows......................................F-3

Notes to the Consolidated Financial Statements.............................F-4

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)


                                                                                    September 30,      June 30,
                                                                                         2006            2006
                                                                                          $               $
                                                                                     (unaudited)
ASSETS

Current Assets

  Cash                                                                                        738           3,533
  Prepaid expenses                                                                         12,250          25,500
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                               12,988          29,033
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                                         81,483          62,804
  Accrued liabilities                                                                      32,137          28,874
  Note payable and other advances (Note 3)                                                 47,589          47,334
  Due to related parties (Note 4)                                                         209,371         209,371
  Due to a former director (Note 5)                                                       326,701         326,701
--------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                 697,281         675,084

Redeemable and Restricted Common Shares (Note 6(b))                                       222,767         222,767
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                         920,048         897,851
--------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 6)

Stockholders' Deficit

Common Stock: $0.001 par value; 50,000,000 shares authorized
26,332,933 shares issued and outstanding                                                   26,333          26,333

Additional Paid-in Capital                                                              1,006,967       1,006,967

Donated Capital                                                                           574,603         547,375

Deficit Accumulated During the Development Stage                                       (2,514,963)     (2,449,493)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                              (907,060)       (868,818)
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                                12,988          29,033
====================================================================================================================

               (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                                     Accumulated from
                                                                      January 28, 1998      For the Three Months
                                                                     (Date of Inception)           Ended
                                                                      to September 30,         September 30,
                                                                            2006            2006          2005
                                                                             $               $             $
  Revenue                                                                         -               -             -
  ------------------------------------------------------------------------------------------------------------------

  Expenses

    Deposits and advances written-off                                       305,512               -             -
    Foreign exchange loss                                                    21,321             507         2,617
    General and administrative (Note 4)                                   1,682,102          45,235        40,547
    Imputed interest (Notes 4 and 5)                                        499,603          19,728        19,728
    Research and development                                                 16,925               -             -
  ------------------------------------------------------------------------------------------------------------------

  Total Operating Expenses                                                2,525,463          65,470        62,892
  ==================================================================================================================

  Operating Loss                                                         (2,525,463)        (65,470)      (62,892)

  Other Income

    Gain on settlement of debt                                               10,500               -        10,500
  ------------------------------------------------------------------------------------------------------------------

  Net Loss                                                               (2,514,963)        (65,470)      (52,392)
  ==================================================================================================================

  Net Loss Per Share - Basic and Diluted                                                          -             -
  ==================================================================================================================

  Weighted Average Shares Outstanding                                                    26,333,000    25,367,000
  ==================================================================================================================

               (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                                           For the Three Months
                                                                                                  Ended
                                                                                               September 30,
                                                                                            2006          2005
                                                                                              $             $
  Operating Activities

    Net loss                                                                                 (65,470)      (52,392)

    Adjustments to reconcile net loss to net cash used in operating activities
      Amortization of deferred compensation and other stock-based
      compensation                                                                                 -        13,250
      Donated services                                                                         7,500         7,500
      Imputed interest                                                                        19,728        19,728
      Foreign exchange translation loss                                                            -         4,297
      Gain on settlement of debt                                                                   -       (10,500)

    Changes in operating assets and liabilities
      Prepaid expenses                                                                        13,250             -
      Accounts payable and accrued liabilities                                                21,942         9,701
  ------------------------------------------------------------------------------------------------------------------

  Net Cash Used In Operating Activities                                                       (3,050)       (8,416)
  ------------------------------------------------------------------------------------------------------------------

  Financing Activities

    Proceeds from issuance of common stock                                                         -         8,163
  ------------------------------------------------------------------------------------------------------------------

  Net Cash Provided By Financing Activities                                                        -         8,163
  ------------------------------------------------------------------------------------------------------------------

  Effect of Exchange Rate on Changes on Cash                                                     255             -
  ------------------------------------------------------------------------------------------------------------------

  Decrease in Cash                                                                            (2,795)         (253)

  Cash - Beginning of Period                                                                   3,533           946
  ------------------------------------------------------------------------------------------------------------------

  Cash - End of Period                                                                           738           693
  ==================================================================================================================

  Non-cash Investing and Financing Activities

    Common shares issued to settle debt                                                            -        93,000
  ==================================================================================================================

  Supplemental Disclosures

    Interest paid                                                                                  -             -
    Income taxes paid                                                                              -             -
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

     The Company is a development stage company with management devoting most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives. At September 30, 2006, the Company had a working capital deficit of $684,293 and an accumulated deficit of $2,514,963. These factors, among others, cause substantial doubt about the continuance of the Company as a going concern.

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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

     (d)  Basic and Diluted Net Income (Loss) per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

     (f)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     (i)  Stock-based Compensation

          The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

     (j)  Recent Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

          In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations

          In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

     (k)  Reclassifications

          Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

3.   Note Payable and Other Advances

     (a) On September 15, 2000, the Company issued a note for Cdn$50,000 payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. Interest expense of $1,403 has been accrued for the period ended September 30, 2006 (2005 - $975) and is included in accrued liabilities. The note payable was $44,895 after translation into U.S. dollars as at September 30, 2006 (June 30, 2006 - $44,655).

     (b) As at September 30, 2006, cash advances totalling $2,694 (Cdn$3,000) (June 30, 2006 - $2,679) from unrelated parties are non-interest bearing, unsecured and due on demand.

4.   Related Party Transactions

     (a) A shareholder is owed $199,371 (June 30, 2006 - $199,371) for payment of rent, office expenses and professional fees on behalf of the Company. Imputed interest of $7,477 (2005 - $7,476), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. This amount owing is unsecured, non-interest bearing and due on demand.

     (b) During the three month period ended September 30, 2006, the Company recognized a total of $7,500 (2005 - $7,500) for donated services provided by the President of the Company.

     (c) At September 30, 2006, officers of the Company are owed $10,000 (June 30, 2006 - $10,000) for advances and expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.

5.   Amounts Owing to a Former Director

     The former President, who was also a director of the Company, is owed $2,701 for office and related expenses paid for on behalf of the Company. Effective July 1, 1999 the former President was entitled to a salary of US$6,000 per month and was owed $326,701 as at September 30, 2006 (June 30, 2006 - $326,701). These amounts are unsecured, non-interest bearing and due on demand. Imputed interest of $12,251 (2005 - $12,251), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. The Company did not have a written employment contract with the former President.

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

6.   Commitments and Contingencies (continued)

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

ITEM 2.  Plan of Operation
--------------------------

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and other similar expressions identify forward-looking statements that involve risks and uncertainties. The reader should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the fiscal year ended June 30, 2006. Actual results could differ materially from the results discussed in the forward-looking statements. Hybrid Fuels Inc. ("the Company") assumes no responsibility to correct or update the forward looking statements as circumstances change and therefore, the forward looking statements should be assumed to speak only as at the date of the filing of this report.

Hybrid Fuels Inc. is a developmental stage company and has had no income since the acquisition of the hybrid fuels technology in June 1998. The Company is unlikely to have any significant cash flow until after the quarter ending December 31, 2006.

As at June 30, 2006, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception. As of September 30, 2006, the Company has a working capital deficit of $(684,293).

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

At this time, the Company's intended principal business is to integrate cattle feeding and finishing with the production of wet ethanol. The main source of revenue for the Company is expected to come from the sale of finished cattle and denatured wet ethanol. The Company is actively pursuing other sources of revenue related to their integrated farm system.

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

Current estimates have the final cost of building this facility to be approximately $1,230,000. An estimated $935,000 of this cost is for foundations and flooring, buildings, the gasifier/burner, the ethanol-producing equipment, the hydroponics unit, tanks and machinery. Soft costs, for such items as permits, engineering and other professional fees, survey and layout costs, site preparation, delivery of buildings and materials, equipment rentals, tools and miscellaneous items, are estimated to cost $147,500. Approximately $147,500 is expected to cover construction labour and supervision expenses.

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

Operations are expected to commence once the initial testing of the facility's gasifier/burner, air exchange and feed system are completed and ready for the first delivery of cattle. Management currently anticipates that this will be completed in the quarter ending December 31, 2006. However, any delay in the completion of these tasks will also delay commencement of our operations. It is difficult to establish the start date of operations since the Company is relying on third parties to complete the facility which includes work by testing consultants and timely provision of equipment and installation. Therefore, completion of these tasks is not entirely under our control.

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

The Company expects to expand the size of the cattle barn in future facilities to accommodate 400 head of cattle for economy of scale. The Company believes the additional heat energy that will be generated as a result of this expansion makes it feasible to develop renewable energy generation systems. It is expected that each facility could produce up to 1,500 litres of ethanol daily, generate up to 0.5 megawatt of power, finish up to 1,200 head of cattle annually and provide up to 5 full-time jobs. The hydroponics section of the barn is designed to have the grass growing capacity equivalent to approximately 800 acres of grassland.

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

Efforts to improve every aspect of the whole operation continue with positive results. Management believes the overall Hybrid Fuels program involving progressive and environmental sensitivity towards cattle feeding, maintenance and processing will present a chemical-free product cycle which offers a world class benchmark for the industry.

Results of Operations For The Three Months Ended September 30, 2006
-------------------------------------------------------------------

The net loss for the present quarter is $(65,470) compared to $(52,392) for the comparable quarter last year.

At the end of the quarter, the Company had cash of $738 compared to $3,533 at June 30, 2006. As at September 30, 2006, the Company had a working capital deficit of $(684,293) compared to $(646,051) as at June 30, 2006.

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

4. We have a history of operating losses and an accumulated deficit, as of September 30, 2006, of $2,514,963.

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

11. The production of beef and fuel are both highly competitive. Large companies compete in both markets with significant competitive advantages. Many competitors of the Company have significantly greater resources and experience than the Company. Additionally, competitors of the Company may have better access to financial and marketing resources superior to those available to the Company. With the resources and name recognition that competitors possess, the Company may face severe adversity entering the markets it is pursuing. There is no assurance the Company will be able to overcome the competitive disadvantages it will face as a small, start-up company with limited capital.

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

N/A

Item 3. Defaults Upon Senior Securities
---------------------------------------

N/A

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Hybrid Fuels Inc. stockholders elected three Directors at the annual meeting held on July 12, 2006 in Winfield, BC, Canada. The name of each nominee and the number of shares voted were as follows:


Nominee           For                       Against           Withheld
-----------------------------------------------------------------------
Doulas Dickie     14,451,383                0                  0
Rolly Hein        14,449,883                0                  1,500
Edward Melenka    14,449,883                0                  1,500

In total, approximately 55% of Hybrid Fuels Inc.'s outstanding shares were voted at the annual meeting.


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

Name:  Douglas Dickie
Title: President/CEO/CFO


Dated: November 20, 2006