Form 10QSB
period 2006-12-31
HYBRID FUELS INC
filed 2007-02-20
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-QSB

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2006

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

                                     R0A1E0
                                  (Postal Code)

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

The number of issued and outstanding shares of the registrant's common stock as of February 16, 2007 was 30,052,933

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS



PART-I        FINANCIAL INFORMATION                                         PAGE

Item 1        Financial Statements.............................................3

Item 2        Plan of Operation................................................4

Item 3        Controls and Procedures..........................................9


PART-II       OTHER INFORMATION                                             PAGE

Item 1        Legal Proceedings................................................9

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds .....9

Item 3        Defaults Upon Senior Securities..................................9

Item 4        Submission of Matters to a Vote of Security Holders..............9

Item 5        Other Information................................................9

Item 6        Exhibits and Reports on Form 8-K................................10

              Signature.......................................................10

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
----------------------------

Hybrid Fuels, Inc.
(A Development Stage Company)

December 31, 2006

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

Consolidated Statements of Operations........................................F-2

Consolidated Statements of Cash Flows........................................F-3

Notes to the Consolidated Financial Statements...............................F-4

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)



                                                                                     December 31,
                                                                                         2006          June 30,
                                                                                          $              2006
                                                                                     (unaudited)          $

ASSETS

Current Assets

  Cash                                                                                        680           3,533
  Prepaid expenses                                                                              -          25,500
--------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                          680          29,033

Property and Equipment (Note 4)                                                           847,651               -

Intangible Assets (Note 5)                                                                561,982               -
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                            1,410,313          29,033
====================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

  Accounts payable                                                                        116,098          62,804
  Accrued liabilities                                                                      26,823          28,874
  Note payable and other advances (Note 6)                                                 45,479          47,334
  Due to related parties (Note 7)                                                         213,871         209,371
  Due to a former director (Note 8)                                                       326,701         326,701
--------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                 728,972         675,084

Redeemable and Restricted Common Shares (Note 9(b))                                       222,767         222,767
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                         951,739         897,851
--------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 9)

Stockholders' Equity (Deficit)

Common Stock: $0.001 par value; 50,000,000 shares authorized;
30,052,933 and 26,332,933 shares issued and outstanding, respectively                      30,053          26,333

Additional Paid-in Capital                                                              2,416,847       1,006,967

Donated Capital                                                                           601,831         547,375

Deficit Accumulated During the Development Stage                                       (2,590,157)     (2,449,493)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                                      458,574        (868,818)
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                                    1,410,313          29,033
====================================================================================================================


               (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                                Accumulated from            For the                     For the
                                                 January 28, 1998         Three Months                Six Months
                                                (Date of Inception)          Ended                       Ended
                                                  to December 31,         December 31,               December 31,

                                                      2006             2006          2005          2006          2005
                                                         $              $             $              $            $

  Revenue                                                    -               -             -              -           -
  ------------------------------------------------------------------------------------------------------------------------

  Expenses

    Deposits and advances written-off                  305,512               -             -              -           -
    Foreign exchange loss (gain)                        16,336          (4,985)          335         (4,478)      2,952
    General and administrative (Note 7(b))           1,742,553          60,452        43,540        105,686      84,087
    Imputed interest (Notes 7(a) and 8)                519,331          19,727        19,728         39,456      39,456
    Research and development                            16,925               -             -              -           -
  ------------------------------------------------------------------------------------------------------------------------

  Total Operating Expenses                           2,600,657          75,194        63,603        140,664     126,495
  ------------------------------------------------------------------------------------------------------------------------

  Operating Loss                                    (2,600,657)        (75,194)      (63,603)      (140,464)   (126,495)

  Other Income

    Gain on settlement of debt                          10,500               -             -              -      10,500
  ------------------------------------------------------------------------------------------------------------------------

  Net Loss                                          (2,590,157)        (75,194)      (63,603)      (140,664)   (115,995)
  ========================================================================================================================

  Net Loss Per Share - Basic and Diluted                                     -             -          (0.01)      (0.01)
  ========================================================================================================================

  Weighted Average Shares Outstanding                               26,859,000    25,887,000     26,596,000  25,739,000
  ========================================================================================================================


               (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                                                                            For the Six Months
                                                                                                  Ended
                                                                                               December 31,
                                                                                           2006          2005
                                                                                             $             $

  Operating Activities

    Net loss                                                                                (140,664)     (115,995)

    Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of deferred compensation and other stock-based
        compensation                                                                               -        26,500
      Depreciation                                                                             3,967             -
      Donated services                                                                        15,000        15,000
      Foreign exchange translation loss                                                            -         2,321
      Gain on settlement of debt                                                                   -       (10,500)
      Imputed interest                                                                        39,456        39,456

    Changes in operating assets and liabilities:
      Prepaid expenses                                                                        25,500             -
      Accounts payable and accrued liabilities                                                51,243        21,410
      Due to related parties                                                                   4,500             -
  ------------------------------------------------------------------------------------------------------------------

  Net Cash Used In Operating Activities                                                         (998)      (21,808)
  ------------------------------------------------------------------------------------------------------------------

  Financing Activities

    Advances from related parties                                                                  -         1,866
    Common stock subscribed                                                                        -           863
    Proceeds from issuance of common stock                                                         -        18,338
  ------------------------------------------------------------------------------------------------------------------

  Net Cash Provided By Financing Activities                                                        -        21,067
  ------------------------------------------------------------------------------------------------------------------

  Effect of Exchange Rate on Changes on Cash                                                  (1,855)            -
  ------------------------------------------------------------------------------------------------------------------

  Decrease in Cash                                                                            (2,853)         (741)

  Cash - Beginning of Period                                                                   3,533           946
  ------------------------------------------------------------------------------------------------------------------

  Cash - End of Period                                                                           680           205
  ==================================================================================================================

  Non-cash Investing and Financing Activities

    Common shares issued to settle debt                                                            -        82,500
    Common shares issued to acquire property and equipment and
      intangible assets                                                                    1,413,600             -
  ==================================================================================================================


  Supplemental Disclosures

    Interest paid                                                                                  -             -
    Income taxes paid                                                                              -             -
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

     On December 14, 2006, the Company entered into an Asset Purchase Agreement ("Agreement") to acquire certain assets that includes a steel-construction cattle barn and ethanol plant, interior operating systems and equipment, a gasifier, facility designs and intellectual property at a total fair value of $1,413,600. Pursuant to the terms of the Agreement, the Company issued 3,720,000 shares of common stock at a fair value of $0.38 per share.

     The Company is a development stage company with management devoting most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives. As at December 31, 2006, the Company had a working capital deficit of $728,292 and has accumulated losses of $2,590,157 since inception. These factors, among others, cause substantial doubt about the continuance of the Company as a going concern.

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

     (b)  Interim Financial Statements

          The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

     (c)  Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (d)  Use of Estimates

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

     (f)  Foreign Currency Translation

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

     (g)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (h)  Financial Instruments

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

     (i)  Income Taxes

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

     (j)  Stock-based Compensation

          The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

     (k)  Property and Equipment

          Property and equipment are recorded at cost and consists of a cattle barn, an ethanol producing plant, a gasifier/burner and grain handling equipment, which are being amortized on a straight-line basis over their estimated lives of ten years.

     (l)  Intangible Assets

          Intangible assets consist of intellectual property, including engineering and proprietary design of a hydroponics green grass growing system and are recorded at cost. Amortization of these costs will begin upon the commencement of revenue producing activities.

     (m)  Long-lived Assets

          In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

     (n)  Recent Accounting Pronouncements

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

          In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

     (n)  Recent Accounting Pronouncements (continued)

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


3.   Asset Purchase Agreement

     On December 14, 2006, the Company entered into an Asset Purchase Agreement ("Agreement") to acquire certain assets that includes a steel-construction cattle barn and ethanol plant, interior operating systems and equipment, a gasifier, facility designs and intellectual property at a total fair value of $1,413,600. Pursuant to the terms of the Agreement, the Company issued 3,720,000 shares of common stock at a fair value of $0.38 per share. Of these issued shares a director of the Company and the President of the Company received a total of 1,860,000 shares and a shareholder received 1,193,333 shares.


4.   Property and Equipment


                                                                                   December 31,        June 30,
                                                                                       2006              2006
                                                                   Accumulated     Net Carrying      Net Carrying
                                                      Cost         Amortization        Value            Value
                                                        $               $                $                $

      Buildings                                      765,160           3,564            761,596              -
      Equipment                                       86,458             403             86,055              -
      --------------------------------------------------------------------------------------------------------------

                                                     851,618           3,967            847,651              -
      ==============================================================================================================


5.   Intangible Assets

                                                                                   December 31,        June 30,
                                                                                       2006              2006
                                                                   Accumulated     Net Carrying      Net Carrying
                                                      Cost        Amortization        Value             Value
                                                       $                $               $                 $

      Intellectual property rights                   561,982               -            561,982              -
      ==============================================================================================================

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

6.   Note Payable and Other Advances

     (a) On September 15, 2000, the Company issued a note for Cdn$50,000 payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. Interest expense of $2,770 has been accrued for the six month period ended December 31, 2006 (2005 - $1,970) and is included in accrued liabilities. The note payable was $42,905 after translation into U.S. dollars as at December 31, 2006 (June 30, 2006 - $44,655).

     (b) As at December 31, 2006, cash advances totalling $2,574 (Cdn$3,000) (June 30, 2006 - $2,679) from unrelated parties are non-interest bearing, unsecured and due on demand.


7.   Related Party Transactions

     (a) A shareholder is owed $199,371 (June 30, 2006 - $199,371) for payment of rent, office expenses and professional fees on behalf of the Company. Imputed interest of $14,953 (2005 - $14,953), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. This amount owing is unsecured, non-interest bearing and due on demand. On December 14, 2006, the Company issued 1,193,333 shares of common stock to this shareholder at a fair value of $0.38 per share pursuant to an Asset Purchase Agreement (see Notes 3 and 10).

     (b) During the six month period ended December 31, 2006, the Company recognized a total of $15,000 (2005 - $15,000) for donated services provided by the President of the Company.

     (c) At December 31, 2006, officers of the Company are owed $14,500 (June 30, 2006 - $10,000) for advances and expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.

     (d) On December 14, 2006, the Company issued a total of 1,860,000 shares of common stock to a director and to the President of the Company at a fair value of $0.38 per share pursuant to an Asset Purchase Agreement. (see Notes 3 and 10).


8.   Amounts Owing to a Former Director

     The former President, who was also a director of the Company, is owed $326,701 as at December 31, 2006 (June 30, 2006 - $326,701). This amount is unsecured, non-interest bearing and due on demand. During the six months ended December 31, 2006, imputed interest of $24,503 (2005 - $24,503), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.


9.   Commitments and Contingencies

     (a) Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action as follows:

          i) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability that may incur arising out of the cancellation of such shares. The transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totaling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by subsequent shareholders. To date when these shares have been delivered to a broker for possible resale, the broker has informed the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included, as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as former management has failed to provide addresses despite a number of requests.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

9.   Commitments and Contingencies

          ii) Between October 1998 and June 1999, the management at that time sold a total of 361,120 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum ("Offering") that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. Management had concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not and does not have the funds to repay these subscribers. Restricted shares must be owned and fully paid for at least one year. After the one-year holding period, the number of shares non-affiliates may sell during any three-month period cannot exceed 1% of the outstanding shares of the same class being sold. If the shares have been owned for two years or more, no volume restrictions apply to non-affiliates. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. To date, 23 subscribers, have, pursuant to this offer received 232,753 shares, representing $158,000. The remaining 11 subscribers, who paid $65,000 for 128,367 shares, have not responded to the offer. These subscriptions are recorded as redeemable and restricted common shares until rescission rights have been revoked.

     (b) On December 16, 2006, the Company, entered into a Joint Venture Agreement with a third party to develop two facilities that will utilize the Company's proprietary technology. The Company is obligated to contribute its proprietary technology and cash at an agreed upon value totaling $7,722,670 (Cdn$9,000,000).


10.  Common Stock

     On December 14, 2006, the Company issued 3,720,000 shares of common stock at a fair value of $1,413,600 pursuant to an Asset Purchase Agreement. See
     Note 3.

ITEM 2.  Plan of Operation
--------------------------

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and other similar expressions identify forward-looking statements that involve risks and uncertainties. The reader should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the fiscal year ended June 30, 2006. Actual results could differ materially from the results discussed in the forward-looking statements. Hybrid Fuels Inc. ("the Company") assumes no responsibility to correct or update the forward-looking statements as circumstances change and therefore, the forward-looking statements should be assumed to speak only as at the date of the filing of this report.

Hybrid Fuels Inc. is a developmental stage company and has had no income since the acquisition of the hybrid fuels technology in June 1998. The Company is unlikely to have any significant cash flow until after the quarter ending March 31, 2007.

As at June 30, 2006, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception. As of December 31, 2006, the Company has a working capital deficit of $(728,292).

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

The Company's intended principal business is to integrate cattle feeding and finishing with the production of wet ethanol and electrical power generation. The main source of revenue for the Company is expected to come from the sale of electrical power, finished cattle and denatured wet ethanol.

On December 14, 2006 the Company acquired a commercial-ready facility situated in Oyama, BC, Canada from a Hybrid Fuels Inc. shareholder consortium that financed the construction of the facility. This facility includes all equipment and infrastructure necessary to utilize the Company's proprietary technology including a cattle barn, ethanol-producing plant, gasifier/burner (manure/straw burning unit) and a hydroponics barley-grass growing system. The facility was acquired for total consideration of 3.72 million restricted common shares of Hybrid Fuels Inc. valued at $1,413,600. (incorporated by reference to Form 8K filed December 15, 2006).

The purpose of this facility is to demonstrate the economic feasibility of the `Hybrid Fuels' system. Once this first facility is operating, the intention is to use it as a demonstration and training facility and to earn revenue from its operation. Our projections indicate that the facility will show sufficient profitability to make it possible for us to get approval for financing subsequent facilities.

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

Estimated operating costs to June 30, 2007 total $280,000. This estimate includes $120,000 for cattle and feed, $90,000 for payables (excluding related party loans and accrued executive salaries), $40,000 for technical support and labor and $30,000 for contingencies and other operating expenses. These estimates are subject to change based on conditions outside of management's control and actual experience with operating the first facility.

Operations are expected to commence once the initial testing of the facility's gasifier/burner, air exchange and feed system are completed and ready for the first delivery of cattle. Management currently anticipates that this will be completed in the quarter ending March 31, 2007. However, any delay in the completion of these tasks will also delay commencement of our operations. It is difficult to establish the start date of operations since the Company is relying on third parties to complete the facility which includes work by testing consultants and timely provision of equipment and installation. Therefore, completion of these tasks is not entirely under our control.

The Oyama facility will not be run at full capacity until approximately four months have passed from the facility becoming operational. We believe that at the end of the fourth month of operations, when we sell the first group of finished cattle, we will have sufficient data from which to prepare information for purposes of estimating revenue streams and expenses from all sources to establish a more comprehensive business plan.

The Company expects to expand the size of the cattle barn in future facilities to accommodate 400 head of cattle for economy of scale. The Company believes the additional heat energy that will be generated as a result of this expansion makes it feasible to develop renewable energy generation systems. It is expected that each facility could produce up to 1,650 litres of ethanol daily, generate up to one megawatt of power, finish up to 1,200 head of cattle annually and provide up to 5 full-time jobs. The hydroponics section of the barn is designed to have the grass growing capacity equivalent to approximately 800 acres of grassland.

It is intended that future facilities will be constructed for the Company by independent contractors on privately-owned farms after a written, contractual agreement is made between the Company and the operator(s).

On December 16, 2006 a formal agreement was signed between the Company's wholly-owned subsidiary Hybrid Fuels (Canada) Inc. and the A4 Bar Cattle Company Ltd., covering the joint venture between the two companies, known as the 'Siksika A4 Bar Farm Operations Project.' The site of the project is located approximately 60 miles east of Calgary, Alberta, Canada on the land of the Siksika First Nations. (incorporated by reference to Form 8K filed December 15,
2006).

The Project will initially consist of the construction of two facilities - each utilizing Hybrid Fuels' proprietary technology together with the industry expertise and cattle provided by A4 Bar Cattle Company Ltd. Construction is expected to start in the third quarter ending March 31, 2007.

The two facilities are expected to produce a combined daily volume of up to 3,300 litres of ethanol, generate up to 2 megawatts of power, finish up to 2,400 head of cattle annually, and provide up to 10 full time jobs. The internal hydroponics barley grass growing system is designed to produce a 12-pound ration of grass per head of cattle per day.

Until the end of the next fiscal year the Company anticipates conducting further research and development with respect to the following:

1. Researching efficiencies in facility construction and operation;
2. Researching new technologies; consulting with various technical researchers and agriculture officials.

Once we have a fully operational facility, and have proven the technology and processes, we intend that our subsidiary, Hybrid Fuels (Canada) Inc., will operate it and generate revenue from the sale of electrical power, finished cattle and denatured wet ethanol.

Efforts to improve every aspect of the whole operation continue with positive results. Management believes the overall Hybrid Fuels program involving progressive and environmental sensitivity towards cattle feeding, maintenance and processing will present a chemical-free product cycle which offers a world class benchmark for the industry.

Results of Operations For The Three Months Ended December 31, 2006
------------------------------------------------------------------

The net loss for the present quarter is $(75,194) compared to $(63,603) for the comparable quarter last year.

At the end of the quarter, the Company had cash of $680 compared to $3,533 at June 30, 2006. As at December 31, 2006, the Company had a working capital deficit of $(728,292) compared to $(646,051) as at June 30, 2006. The difference is mainly attributable to the increase in accounts payable of $53,294 since June 30, 2006.

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

4. We have a history of operating losses and an accumulated deficit, as of December 31, 2006, of $2,590,157.

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

14. There are a number of technological challenges that must be successfully addressed to complete our development and commercialization efforts. Our inability to address such technological challenges could adversely affect our ability to acquire customers for our technology. Delays in development, as a result of technological challenges or other factors, may result in the introduction or commercial acceptance of our technology later than anticipated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

Set forth below is information regarding the issuance and sales of our securities without registration during the three months ended December 31, 2006. No such sales involved an underwriter and no commissions were paid in connection with the sale of any securities.

On December 14, 2006, 3,720,000 shares of restricted common stock were issued to four individuals (including two Directors) as consideration for a commercial facility valued at $1,413,600.

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


Dated: February 20, 2007