Form 10QSB
period 2007-03-31
HYBRID FUELS INC
filed 2007-05-21
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2007

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

The number of issued and outstanding shares of the registrant's common stock as of May 18, 2007 was 30,052,933

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS


PART-I         FINANCIAL INFORMATION                                                                  PAGE

Item 1         Financial Statements................................................................... 3

Item 2         Plan of Operation...................................................................... 4

Item 3         Controls and Procedures................................................................ 9


PART-II        OTHER INFORMATION                                                                      PAGE

Item 1         Legal Proceedings...................................................................... 9

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds ........................... 9

Item 3         Defaults Upon Senior Securities........................................................ 9

Item 4         Submission of Matters to a Vote of Security Holders.................................... 9

Item 5         Other Information...................................................................... 9

Item 6         Exhibits and Reports on Form 8-K....................................................... 9

               Signature............................................................................. 10

Hybrid Fuels, Inc.
(A Development Stage Company)

March 31, 2007

                                                                                Index


Consolidated Balance Sheets.....................................................F-1

Consolidated Statements of Operations...........................................F-2

Consolidated Statements of Cash Flows...........................................F-3

Notes to the Consolidated Financial Statements..................................F-4

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                       March 31,
                                                                                         2007               June 30,
                                                                                          $                   2006
                                                                                     (unaudited)               $
ASSETS

Current Assets

  Cash                                                                                     2,070              3,533
  Prepaid expenses                                                                             -             25,500
---------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                       2,070             29,033
Property and Equipment (Note 4)                                                          826,653                  -
Intangible Assets (Note 5)                                                               561,982                  -
---------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           1,390,705             29,033
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

  Accounts payable                                                                       125,137             62,804
  Accrued liabilities                                                                     28,033             28,874
  Note payable and other advances (Note 6)                                                45,872             47,334
  Due to related parties (Note 7)                                                        226,321            209,371
  Due to a former director (Note 8)                                                      326,701            326,701
---------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                752,064            675,084
Redeemable and Restricted Common Shares (Note 9(b))                                      222,767            222,767
---------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                        974,831            897,851
---------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 9)

Stockholders' Equity (Deficit)

Common Stock: $0.001 par value; 50,000,000 shares authorized;
30,052,933 and 26,332,933 shares issued and outstanding, respectively                     30,053             26,333

Additional Paid-in Capital                                                             2,416,847          1,006,967

Donated Capital                                                                          629,058            547,375

Deficit Accumulated During the Development Stage                                      (2,660,084)        (2,449,493)
---------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                                     415,874           (868,818)
---------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficit)                                   1,390,705             29,033
=====================================================================================================================

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                Accumulated from           For the                     For the
                                                January 28, 1998         Three Months                Nine Months
                                               (Date of Inception)          Ended                       Ended
                                                  to March 31,            March 31,                   March 31,
                                                     2007              2007       2006           2007         2006
                                                      $                 $           $             $            $

Revenue                                                   -               -              -               -             -
-------------------------------------------------------------------------------------------------------------------------

Expenses

  Deposits and advances written-off                 305,512               -              -               -             -
  Depreciation                                       24,965          20,998              -          24,965             -
  Foreign exchange loss (gain)                       16,947            (570)           (77)         (3,867)        2,875
  General and administrative (Note 7(b))          1,767,177          28,752         35,261         130,310       119,348
  Imputed interest (Notes 7(a) and 8)               539,058          19,728         19,727          59,183        59,183
  Research and development                           16,925               -              -               -             -
-------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                          2,670,584          68,908         54,911         210,591       181,406
-------------------------------------------------------------------------------------------------------------------------
Operating Loss                                   (2,670,584)        (68,908)       (54,911)       (210,591)     (181,406)

Other Income

  Gain on settlement of debt                         10,500               -              -               -        10,500
-------------------------------------------------------------------------------------------------------------------------
Net Loss                                         (2,660,084)        (68,908)       (54,911)       (210,591)     (170,906)
=========================================================================================================================
Net Loss Per Share - Basic and Diluted                    -               -              -           (0.01)        (0.01)
=========================================================================================================================
Weighted Average Shares Outstanding                              30,053,000      26,014,000      27,731,000    25,829,000
=========================================================================================================================

(The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                                                 For the Nine Months
                                                                                                        Ended
                                                                                                       March 31,
                                                                                                   2007        2006
                                                                                                    $           $
  Operating Activities
  Net loss                                                                                  (210,591)           (170,906)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                              24,965                   -
    Donated services                                                                          22,500              22,500
    Gain on settlement of debt                                                                     -             (10,500)
    Imputed interest                                                                          59,183              59,183
    Stock-based compensation                                                                  25,500              39,750

  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                                                  61,492              21,508
    Due to related parties                                                                    13,584                  --
-------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                                         (3,367)            (38,465)
-------------------------------------------------------------------------------------------------------------------------
Financing Activities

  Advances from related parties                                                                3,366                   -
  Repayments to related parties                                                                    -              (1,562)
  Common stock subscribed                                                                         --              23,689
  Proceeds from issuance of common stock                                                           -              27,594
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                                      3,366              49,721
-------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate on Changes on Cash                                                    (1,462)              2,257
-------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                                                   (1,463)             13,513
Cash - Beginning of Period                                                                     3,533                 946
-------------------------------------------------------------------------------------------------------------------------
Cash - End of Period                                                                           2,070              14,459
=========================================================================================================================
Non-cash Investing and Financing Activities

  Common shares issued to settle debt                                                              -              82,500
  Common shares issued to acquire property and equipment and
    intangible assets                                                                      1,413,600                   -
========================================================================================================================

Supplemental Disclosures

  Interest paid                                                                                    -                   -
  Income taxes paid                                                                                -                   -
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

     The Company is a development stage company with management devoting most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or generate significant revenue. There is no guarantee that the Company will be able to complete any of the above objectives. As at March 31, 2007, the Company had a working capital deficit of $749,994 and has accumulated losses of $2,660,084 since inception. These factors, among others, cause substantial doubt about the continuance of the Company as a going concern.

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

     (d)  Use of Estimates

          The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of long-lived assets, stock-base compensation, donated services and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

     (g)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

     (m)  Long-lived Assets

          In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

          Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

     (n)  Recent Accounting Pronouncements

          In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

          In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company's reported financial position or results of operations.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

     2.   Summary of Significant Accounting Policies (continued)

     (n)  Recent Accounting Pronouncements (continued)

          In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

          In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company's reported financial position or results of operations.

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

4.   Property and Equipment

                                                                              March 31,         June 30,
                                                                                2007              2006
                                                            Accumulated     Net Carrying      Net Carrying
                                               Cost         Amortization        Value             Value
                                                 $               $                $                $

     Buildings                                765,160          22,431         742,729                   -
     Equipment                                 86,458           2,534          83,924                   -
----------------------------------------------------------------------------------------------------------
                                              851,618          24,965         826,653                   -
==========================================================================================================


5.   Intangible Assets

                                                                              March 31,         June 30,
                                                                                2007              2006
                                                            Accumulated     Net Carrying      Net Carrying
                                               Cost         Amortization        Value             Value
                                                 $               $               $                 $

     Intellectual property rights             561,982               -         561,982                   -
==========================================================================================================

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)


6.   Note Payable and Other Advances

     (a) On September 15, 2000, the Company issued a note for Cdn$50,000 payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. The note payable was $43,275 after translation into U.S. dollars as at March 31, 2007 (June 30, 2006 - $44,655).

     (b) As at March 31, 2007, cash advances totalling $2,597 (Cdn$3,000) (June 30, 2006 - $2,679) from unrelated parties are non-interest bearing, unsecured and due on demand.

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

     (b) During the nine month period ended March 31, 2007, the Company recognized a total of $22,500 (2006 - $22,500) for donated services provided by the President of the Company.

     (c) At March 31, 2007, officers of the Company are owed $26,950 (June 30, 2006 - $10,000) for advances and expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.

     (d) On December 14, 2006, the Company issued a total of 1,860,000 shares of common stock to a director and to the President of the Company at a fair value of $0.38 per share pursuant to an Asset Purchase Agreement (see Notes 3 and 10).

8.   Amounts Owing to a Former Director

     The former President, who was also a director of the Company, is owed $326,701 as at March 31, 2007 (June 30, 2006 - $326,701). This amount is unsecured, non-interest bearing and due on demand. During the nine months ended March 31, 2007, imputed interest of $36,754 (2006 - $36,754), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

9.   Commitments and Contingencies

     (a) Although the Company is not involved in any legal proceedings, several issues may eventually lead to the Company instituting legal action as follows:

          i) On August 4, 1998 and March 23, 1999, the Company's former Board of Directors authorized the issuance of 1,000,000 and 900,000 shares respectively to individuals without consideration. On August 21, 1999, the current Board of Directors resolved that share certificates representing ownership of these 1,900,000 shares were issued without adequate consideration being paid to the Company and were therefore not fully paid and non-assessable. The Company cancelled the share certificates and indemnified the transfer agent, for any costs or liability that may incur arising out of the cancellation of such shares. The transfer agent removed the 1,900,000 shares from the stockholder list effectively reversing the issuance. Six of the cancelled certificates, totaling 550,000 shares, have been endorsed and returned to the Company for cancellation. The contingencies

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited)

9.   Commitments and Contingencies (continued)

               regarding the cancelled shares relate to anyone who may have subsequent holder rights, and possibly the individuals who were issued those shares who may claim that they were issued for due consideration. The Company has determined that there is no amount to be accrued for future liabilities associated with claims by subsequent shareholders. To date when these shares have been delivered to a broker for possible resale, the broker has informed the Company or the transfer agent and the shares are kept and cancelled. The Company will continue to monitor this issue. No other contingent liabilities have been included, as some of the previous directors have been informed verbally of the cancellation. No formal legal demand has been made as former management has failed to provide addresses despite a number of requests.

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

11.  Subsequent Event

     The Company accepted stock subscriptions for 58,800 shares of restricted common stock at $0.34 per share for proceeds of $20,000.

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

Hybrid Fuels Inc. is a developmental stage company and has had no income since the acquisition of the `Hybrid Fuels' technology in June 1998. The Company is unlikely to have any significant cash flow until after the fiscal year ending June 30, 2007.

As at June 30, 2006, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception. As of March 31, 2007, the Company has a working capital deficit of $(749,994).

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

After the Dalum facility was closed in 1996, further research enabled us to modify the facility's material requirements, improve the building designs, select the latest equipment and refine the process.

The Company's intended principal business is to integrate cattle feeding and finishing with the production of wet ethanol and electrical power generation. The main source of revenue for the Company is expected to come from the sale of electrical power, finished cattle and denatured wet ethanol.

On December 14, 2006 the Company acquired a commercial-ready facility situated in Oyama, BC, Canada from a Hybrid Fuels Inc. shareholder consortium that financed its construction. This facility includes all equipment and infrastructure necessary to utilize the Company's proprietary technology including a cattle barn, ethanol-producing plant, gasifier/burner (manure/straw burning unit) and a hydroponics barley-grass growing system. The facility was acquired for total consideration of 3.72 million restricted common shares of Hybrid Fuels Inc. valued at $1,413,600.

The purpose of this facility is to demonstrate the economic feasibility of the `Hybrid Fuels' system. Once this first facility is operating, the intention is to use it for demonstration and training purposes and to earn revenue from its operation. Our projections indicate that the facility will show sufficient profitability to make it possible for us to get approval for financing subsequent facilities.

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

Once the facility is operating at full capacity, we project that the ethanol production will be approximately 200 US gallons (800 litres) per day. It is intended that the wet ethanol will be blended with a proprietary emulsifier and diesel fuel. When this newly created fuel was tested in an unaltered diesel engine at the British Columbia Institute of Technology in June 1996, it reduced particulate emissions (black smoke) by over 62% and the smog-causing nitrogen oxide (NOx) emissions by more than 22%. Researchers also noted no measurable loss of engine power when testing this fuel blend.

The hydroponics barley-grass growing system is expected to produce a ration of 10-15 pounds per day of fresh grass per animal, year round, regardless of climate. We believe each grass unit represents approximately the equivalent of 400 acres of grass growing land.

The Company has no immediate funding source except through private sources and until one facility is fully operational and demonstrates cash flow Hybrid Fuels Inc., and our wholly-owned subsidiary Hybrid Fuels (Canada), expects to have limited access to banks, trust companies, and other traditional lending sources.

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

Operations are expected to commence once the initial testing of the facility's gasifier/burner, air exchange and feed system are completed and ready for the first delivery of cattle. Management currently anticipates that this will be completed in the fiscal year ending June 30, 2007. However, it must be emphasized that any delay in the completion of these tasks will also delay commencement of operations. It is difficult to establish the start date of operations since the Company is relying on third parties to complete the facility which includes work by testing consultants and timely provision of equipment and installation. Therefore, completion of these tasks is not entirely under our control.

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

The Company expects to expand the size of the cattle barn in future facilities to accommodate 400 head of cattle for economy of scale. The Company believes the additional heat energy that will be generated as a result of this expansion makes it feasible to develop renewable energy generation systems. It is expected that each facility could produce approximately 400 US gallons (1,600 litres) of ethanol daily, generate up to one megawatt of power, finish up to 1,200 head of cattle annually and provide up to 5 full-time jobs. The hydroponics section of the barn is designed to have the grass growing capacity equivalent to approximately 800 acres of grassland.

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

The Project will initially consist of the construction of two facilities - each utilizing Hybrid Fuels' proprietary technology together with the industry expertise and cattle provided by A4 Bar Cattle Company Ltd. Construction is expected to start in the fourth quarter ending June 30, 2007.

The two facilities are expected to produce a combined daily volume of approximately 800 US gallons (3,200 litres) of ethanol per day, generate up to 2 megawatts of power, finish up to 2,400 head of cattle annually, and provide up to 10 full time jobs. The internal hydroponics barley grass growing system is designed to produce a 12-pound ration of grass per head of cattle per day.

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

Results of Operations For The Three Months Ended March 31, 2007
---------------------------------------------------------------

The net loss for the present quarter is $(69,967) compared to $(54,911) for the comparable quarter last year. The difference is largely attributable to the quarterly amortization expense of $20,998 for the Oyama facility that was acquired in December 2006.

At the end of the quarter, the Company had cash of $2,070 compared to $3,533 at June 30, 2006. As at March 31, 2007, the Company had a working capital deficit of $(749,994) compared to $(646,051) as at June 30, 2006.

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

4. We have a history of operating losses and an accumulated deficit, as of March 31, 2007, of $2,660,084.

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

N/A

Item 5.  Other Information
--------------------------

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


Dated: May 21, 2007