Form 10KSB
period 2007-06-30
HYBRID FUELS INC
filed 2007-10-16
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For The Fiscal Year Ended June 30, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For The Transition Period from _______ to__________

                         Commission File Number 0-29351

                               HYBRID FUELS, INC.
                               ------------------
           (Name of small business issuer as specified in its charter)

           NEVADA                                       88-0384399
    ----------------------                       ------------------------
   (State of incorporation)                  (IRS Employer Identification No.)

       237 Main Street, Box 880, Niverville,MB                 R0A 1E0
     ------------------------------------------            --------------
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

The number of shares issued and outstanding of the registrant's common stock as of October 12, 2007 is 30,111,733.

Amount of revenue for most recent fiscal year   $0.00

Aggregate market value of the common equity held by non-affiliates: $5,816,621

                                TABLE OF CONTENTS

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS....................................Page 3

Item 2.   DESCRIPTION OF PROPERTY....................................Page 14

Item 3.   LEGAL PROCEEDINGS..........................................Page 15

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........Page 15


                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON
          EQUITY AND RELATED STOCKHOLDER MATTERS.....................Page 15

Item 6.   PLAN OF OPERATION..........................................Page 17

Item 7.   FINANCIAL STATEMENTS.......................................Page 22

Item 8.   CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................Page 22

Item 8A.  CONTROLS AND PROCEDURES....................................Page 22

Item 8B.  OTHER INFORMATION..........................................Page 22

                                   PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A)
          OF THE EXCHANGE ACT........................................Page 22

Item 10.  EXECUTIVE COMPENSATION.....................................Page 25

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
          MATTERS....................................................Page 25

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............Page 25

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K...........................Page 25

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................Page 26

Signatures...........................................................Page 26

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

GENERAL INFORMATION ON THE COMPANY

Hybrid Fuels Inc. is a development-stage company and has had no income since the inception date of June 10, 1998. The Company is unlikely to have any significant cash flow until after the quarter ending December 31, 2007.

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

At this time the Company's intended principal business is to integrate cattle feeding and finishing with the production of electrical power. The Company is also actively pursuing other sources of revenue related to their integrated farm system.

On December 14, 2006 the Company acquired a commercial-ready facility situated in Oyama, BC, Canada from a Hybrid Fuels Inc. shareholder consortium that financed its construction. This facility includes all equipment and infrastructure necessary to utilize the Company's proprietary technology including a cattle barn, a hydroponics barley-grass growing system and an ethanol-producing plant. The facility was acquired for total consideration of
3.72 million restricted common shares of Hybrid Fuels Inc. valued at $1,413,600.

The purpose of this facility is to demonstrate the economic feasibility of the 'Hybrid Fuels' system. Once this first facility is operating, the intention is to use it for demonstration and training purposes and to earn revenue from its operation. Our projections indicate that the facility will show sufficient profitability to make it possible for us to get approval for financing subsequent facilities.

The facility will not be run at full capacity until approximately four months have passed from the facility becoming operational. During this four-month period we believe that we will have sufficient data to estimate revenue streams and expenses to establish comprehensive business plans.

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

The Project will initially consist of the construction of two facilities - each utilizing Hybrid Fuels' proprietary technology together with the industry expertise and cattle provided by A4 Bar Cattle Company Ltd. Construction is expected to start during the fiscal year ending June 30, 2008.

The two aforementioned facilities are expected to produce a combined daily volume of approximately 800 US gallons (3,200 litres) of ethanol per day, generate up to 2 megawatts of power, finish up to 2,400 head of cattle annually, and provide up to 10 full time jobs. The internal hydroponics barley grass growing system is designed to produce a 10-15 pound ration of grass per head of cattle per day.

Once we have a fully operational facility, and have proven the technology and processes, we intend that our subsidiary, Hybrid Fuels (Canada) Inc., will operate it and generate revenue from the sale of electrical power and finished cattle.

Efforts to improve every aspect of the whole operation continue with positive results. Management believes the overall Hybrid Fuels program involving progressive and environmental sensitivity towards cattle feeding, maintenance and processing will present a chemical-free product cycle which offers a world-class benchmark for the industry.

OUR FACILITIES

The proposed facilities are planned to consist of a cattle barn, a hydroponics barley-grass growing system, an ethanol-producing plant, a gasifier/burner (manure/straw burning unit), a hot-air turbine and generator.

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

Until the Company is operating a beef processing facility it is intended that the cattle will be sold to processors at a price reflective of its high quality.

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

In the ethanol plant, grains are fermented and then distilled to produce the wet ethanol. The heat is supplied from the burning of the used bedding straw and manure in the gasifier/burner. The ethanol production process also generates a high protein product, called "distillers mash" and a liquid byproduct called "stillage water." The mash and liquid is supplemented by barley grass and creates an excellent feed for the cattle. The expected weight gain is an average of four pounds a day per head during the planned 100-120 day feeding cycle. Once the Oyama facility is operating at full capacity, we project that the ethanol production will be approximately 200 US gallons (800 litres) per day.

Ethanol produced by the first facility is expected to be used in the gasification process. It is expected that using ethanol in this process will result in a significant increase in heat energy, ie. BTUs, for the purpose of electrical power generation.

The hydroponics barley-grass growing system is expected to produce a ration of 10-15 pounds per day of fresh grass per animal, year round, regardless of climate. We believe the grass unit at Oyama represents approximately the equivalent of 400 acres of grass-growing land.

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

This commercially available gasifier unit is rated by its manufacturer at 900,000 BTU per hour and daily waste removal from one pen is estimated by the company to yield +/- 6.5MM BTU. Estimated energy need for distillation and cooking totals +/- 4MM BTU leaving a surplus of energy for other uses, including electrical power generation. This gasifier has five burning stages and, according to the manufacturer, is expected to burn manure, bedding and denatured ethanol without significant emissions or residual waste.

The cattle are expected to be started at a weight of between 600 and 1000 pounds and finished in the range of 1100 to 1400 pounds. The cattle are introduced into the barn in stages and thus are at various weights within the stages of the finishing cycle.

It is expected that these facilities will be operated manually by up to five people. These trained people are expected to be in contact with the animals several times a day, while the cattle are being fed, or moved from one pen to another. These operators are expected to be able to detect any illness or disease early, separate any ill animal from the rest of the herd, and treat it for that specific illness, rather than giving a general course of antibiotics to all the animals as a precautionary measure. As a result, the Company intends to have a policy that permits the use of antibiotics only as required on any sick animal.

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

c. DECLINING FARM INCOME AND THE NUMBER OF FAMILY FARMS;

This business is intended to be proactive in reducing ground pollution through the destruction of animal waste, producing cleaner food, and perhaps reducing some of the cause behind the spread of auto-immune diseases. At the same time, it is intended to create a new source of income for farmers.

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

The distillers grains that are left over from the ethanol-producing process have a low moisture content of around 5% and are fed as wet distillers grains (WDGs). The stillage water is also to be fed to the animals. The Oyama demonstration facility is designed to produce 200 US gallons (800 litres) of ethanol per day and enough distillers grains to supplement the diet for 200 head of cattle.

THE HYBRID FUEL

The ethanol is "de-natured" by blending about 2% diesel fuel into the ethanol in the vaporization column so there is no pure ethanol accessible in the plant. Each day, 200 gallons (800 litres) of ethanol are expected to be produced at the Oyama facility. This ethanol and chemical mixture would be stored in a tank on site.

Ethanol produced by the first facility is expected to be used in the gasification process. It is expected that using ethanol in this process will result in a significant increase in heat energy, ie. BTUs, for the purpose of electrical power generation.

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

BEEF WITHOUT ADDED HORMONES

There is a growing market for beef that is free of added hormones and antibiotics. This beef also commands a higher price in the marketplace.

In order to access the "natural" beef market, the Company intends to require that when animals are brought in for finishing that they are certified "natural" in accordance with an existing certification protocol. This program requires that calves be registered and ear-tagging records be kept of the ancestry, ranch of origin and every inoculation, injection and implant.

Company policy will also require compliance with the "natural" protocol and that antibiotics not be used generally on the animals, although use on an ill animal as prescribed by a vet will be allowed.

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

We also believe the use of ozonated water also offers freedom from bacterial problems associated with fermentation and this will eliminate the concerns always inherent in ethanol production.

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

The Company expects to expand the size of the cattle barn in future facilities to accommodate 400 head of cattle for economy of scale. The Company believes the additional heat energy that will be generated as a result of this expansion makes it feasible to develop renewable energy generation systems. It is expected that each facility could produce up to 400 gallons (1,600 litres) of ethanol daily, generate up to 1 megawatt of power, finish up to 1,200 head of cattle annually and provide up to 5 full time jobs. The hydroponics section of a 400-head barn is designed to have the grass growing capacity equivalent to approximately 800 acres of grassland.

Ethanol produced by the first facility is expected to be used in the gasification process. It is expected that using ethanol in this process will result in a significant increase in heat energy, ie. BTUs, for the purpose of electrical power generation.

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

The Company plans to promote the beef produced using its process as being free of antibiotics and added hormones. The Company also intends to "brand" the finished product with a name, trademarks and logos to make the product more easily recognizable in order to generate consumer loyalty and capitalize on brand quality.

TRENDS THAT MAY AFFECT THE COMPANY'S BUSINESS

The Company has identified the following trends as potentially having an impact on the business of the Company.

Businesses that have a positive environmental impact have received an increasing amount of support. The Company seeks to take advantage of this trend by promoting the animal finishing operation as having an environmentally positive impact in that it produces no groundwater pollution and virtually no odor.

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

According to Energy Information Administration (eia.doe.gov) the United States is in the middle of a transition toward an unbundled and competitive electric power market, separating generation from transmission and distribution. One major effect of this transition is the steep rise in generating capacity held by non-utility generators, and the decline in generating capacity held by traditional investor-owned utilities.

Canada also is restructuring its electricity sector to facilitate competition. While more than half of Canada's current electricity supply is from hydroelectric dams, natural gas- fired power plants are expected to make up an increasing portion of Canada's electric power sector. The Canadian Energy Research Group has estimated that Canada's use of natural gas for electric power generation will triple over the next decade.

Canada and the United States have highly interconnected power grids, and competition in the industry is expected to increase volumes of electricity trade between the two.

RESEARCH AND DEVELOPMENT

During the next twelve months, the Company anticipates conducting further research and development with respect to the following:

1. Researching efficiencies in facility construction and operation;
2. Researching new technologies; consulting with various technical researchers and agriculture officials.

If resources permit, the amount we anticipate spending on research and development for the fiscal year ending June 30, 2008 is approximately $500,000.

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

1. Our cash reserves may not be adequate to cover our costs of operations. To date, we have covered our operating losses by loans from shareholders or private placements of securities. We expect to fund our general operations and marketing activities in the near term with our current cash, that was obtained from loans from shareholders and/or the sale of securities. However, our cost estimates may not include enough provisions for any contingency, unexpected expenses or increases in costs that may arise.

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

4. We have a history of operating losses and an accumulated deficit, as of June 30, 2007, of $2,806,741.

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

7. Our common stock is not widely traded, and, as a result, the prices quoted for our stock may not reflect its fair market value. Because of the low volume of trading in our common stock, our stockholders may find it difficult to sell their shares.

8. We currently have no insurance covering our operations, potential products, services or directors and officers.

9. Future performance depends on the ability to attract, train, and retain management, technical and marketing personnel. In the future, loss of one or more key employees could negatively impact us, and there is no "key man" life insurance in force at this time. There can be no assurance that we will attract or maintain key employees or other needed personnel.

10. The production of beef and electrical power are both highly competitive. Giant companies compete in both markets with significant competitive advantages. Many competitors of the Company have significantly greater resources and experience than the Company. Additionally, competitors of the Company may have better access to financial and marketing resources superior to those available to the Company. With the resources and name recognition that competitors possess, the Company may face severe adversity entering the markets it is pursuing. There is no assurance the Company will be able to overcome the competitive disadvantages it will face as a small, start-up company with limited capital.

11. The continual shift in supply and demand factors create volatility in cattle pricing that could result in a loss on cattle finishing.

12. There are a number of technological challenges that must be successfully addressed to complete our development and commercialization efforts. Our inability to address such technological challenges could adversely affect our ability to acquire customers for our technology. Delays in development, as a result of technological challenges or other factors, may result in the introduction or commercial acceptance of our technology later than anticipated.

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

On December 14, 2006 the Company acquired a commercial-ready facility from a Hybrid Fuels Inc. shareholder consortium that financed its construction. The facility is located on a 12-acre parcel of land in Oyama, BC, Canada that is being leased by the Company's wholly-owned subsidiary Hybrid Fuels(Canada)Inc. The owner of the land is not related to the Company.

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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Company has authorized capital of 50,000,000 share of common stock with a par value of $0.001, of which 30,052,933 were issued and outstanding as at June 30, 2007 and the Company had 262 shareholders of record.

The Company's common stock is traded on the OTC Bulletin Board under the symbol "HRID."

The following table sets forth the high and low closing prices for the periods indicated, as reported by the National Quotation Bureau:


                                                2004
                                        High             Low
                                        ----             ---
                   1st Quarter          0.25             0.13
                   2nd Quarter          0.25             0.09
                   3rd Quarter          0.24             0.07
                   4th Quarter          0.25             0.12
                                                2005
                                        High             Low
                                        ----             ---
                   1st Quarter          0.21             0.12
                   2nd Quarter          0.40             0.15
                   3rd Quarter          0.35             0.15
                   4th Quarter          0.34             0.17
                                                2006
                                        High             Low
                                        ----             ---
                   1st Quarter          0.40             0.20
                   2nd Quarter          0.86             0.30
                   3rd Quarter          0.50             0.30
                   4th Quarter          0.50             0.30
                                                2007
                                        High             Low
                                        ----             ---
                   1st Quarter          0.44             0.23
                   2nd Quarter          0.42             0.24

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

On February 8, 2006, 12,000 shares of restricted common stock were issued to one investor for cash received January 31, 2006 at a price of $0.14 per share for total proceeds of $1,734 (CAD$1,990).

On February 23, 2006, 30,000 shares of restricted common stock were issued to one investor for cash received February 13, 2006 at a price of $0.15 per share for total proceeds of $4,506 (CAD$5,192).

On April 18, 2006, 299,000 shares of restricted common stock were issued to eight investors for cash at a price of $0.17 per share for total proceeds of $50,487(CAD $58.486).

Shares issued in fiscal 2007 (July 1, 2006 to June 30, 2007 inclusive):
-----------------------------------------------------------------------

On December 14, 2006, 3,720,000 shares of restricted common stock were issued to four individuals (including two Directors) as consideration for a commercial facility valued at $1,413,600.

Item 6.  PLAN OF OPERATION
--------------------------

As at June 30, 2007, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues, have conducted operations at a loss since inception and have a working capital deficit of $777,382.

Although our cash reserves at June 30, 2007 were limited to $3,965, related parties have indicated a willingness at the present time to continue to pay operating expenses and advance funds to pay legal, accounting and investor relations expenses. These related parties are not obligated to pay Company operating costs, and therefore, no assurances can be given that they will continue to do so.

Management recognizes that to generate long-term cash flow, we need to develop operating activities. An integral part of the Company's plan involves completing and operating the first beef and ethanol facility to demonstrate to potential operators, lenders and investors that the technology works as described.

Estimated operating costs to the end of the second quarter (December 31, 2007) total $250,000. This estimate includes $120,000 for cattle and feed, $60,000 for payables (excluding related party loans and accrued executive salaries), $40,000 for technical support and labor and $30,000 for contingencies and other operating expenses. These estimates are subject to change based on conditions outside of management's control and actual experience with operating the first facility.

Operations are expected to commence once the initial testing of the facility's gasifier/burner, air exchange and feed system are completed and ready for the first delivery of cattle. Management currently anticipates that this will be completed in the quarter ending December 31, 2007. However, any delay in the completion of these tasks will also delay commencement of our operations. It is difficult to establish the start date of operations since we are relying on third parties to complete the facility which includes work by testing consultants and timely provision of equipment and installation. Therefore, completion of these tasks is not entirely under our control.

PURPOSE OF TEST FACILITY

The facility will not be run at full capacity until approximately four months have passed from the facility becoming operational. We believe that during this four-month period we will have sufficient data from which to prepare information for purposes of estimating revenue streams and expenses to establish a more comprehensive business plan.

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

The proposed facilities are planned to consist of a cattle barn, a hydroponics barley-grass growing system, an ethanol-producing plant, a gasifier/burner (manure/straw burning unit), a hot-air turbine and generator.

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

Until the Company is operating a beef processing facility it is intended that the cattle will be sold to processors at a price reflective of the high quality. As one group of cattle is sold, another takes its place, as both the finishing operation and our staggered plan of acquisition are scheduled to take approximately three to four months, depending on how long the finishing takes. As a result of using this plan of acquisition, we will not run the facility at full capacity until approximately four months have passed from the facility becoming operational.

We plan to add, on average, between 400 and 500 pounds per head during the finishing operation. The weight per head when we acquire the cattle will vary, principally due to the time of year when the cattle are acquired (most calves are born in the spring and are ready to be sold as feeder cattle seven months to a year later). The increase in weight during the finishing operation is a key element for the initial set of data from which to prepare information for purposes of estimating cash flows and generating comprehensive business plans.

Ethanol produced by the first facility is expected to be used in the gasification process. It is expected that using ethanol in this process will result in a significant increase in heat energy, ie. BTUs, for the purpose of electrical power generation. Once the Oyama facility is operating at full capacity, we project that the ethanol production will be approximately 200 US gallons (800 litres) per day.

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

OPERATING RESULTS FOR THE YEAR ENDED JUNE 30, 2007

During the fiscal year ended June 30, 2007 the Company had no revenue and incurred losses of $357,248 compared to $256,816 for the comparable period the previous year. The increase of $100,432 in fiscal 2006 is mainly attributable to an increase in depreciation and amortization of $108,342 relating to an asset acquisition in December 2006.

The Company incurred non-cash financing activities by issuing 700,000 shares in January, 2005 to three Directors in consideration for consulting services to be rendered up to December, 2006. The Company also issued 400,000 shares in March, 2005 to six consultants for services. The amount of $25,500 was pro-rated for the period ending June 30, 2007.

Douglas Dickie, Company President and CEO, donated services valued at $30,000 during the period from July 1, 2006 to June 30, 2007 inclusive.

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

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended June 30, 2007 the Company received $21,070 from financing activities including:

     a)   $20,000 from common stock subscribed.
     b) $4,612 from related parties. These advances are non-interest bearing, unsecured and due on demand.
     c)   ($3,542) was attributed to repayment of a capital lease obligation.

A total of $22,907 was used in operating activities.

Related parties have indicated a willingness at the present time to continue to pay operating expenses and advance funds to pay legal, accounting and investor relations expenses. These related parties are not obligated to pay Company operating costs, and therefore, no assurances can be given that they will continue to do so.

For the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon our successful efforts to raise additional equity, financing and/or attain profitable operations. There is no guarantee that we will be able to complete any of the above objectives. At June 30, 2007 we had a working capital deficit of $777,382 and an accumulated deficit from inception of $2,806,741.

Operations are expected to commence once the initial testing of the facility's gasifier/burner, air exchange and feed system are completed and ready for the first delivery of cattle. Management currently anticipates that this will be completed in the quarter ending December 31, 2007. However, any delay in the completion of these tasks will also delay commencement of our operations. It is difficult to establish the start date of operations since we are relying on third parties to complete the facility which includes work by testing consultants and timely provision of equipment and installation. Therefore, completion of these tasks is not entirely under our control.

Once we have a fully operational facility available for our use and have proven the technology and processes, we intend that our subsidiary, Hybrid Fuels (Canada) Inc., will operate it and revenue will be generated from the sale of the finished cattle and wet ethanol.

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

The Company expects that, in the near term, capital requirements for developing and expanding technologies will be met through stock offerings by way of private placements. The amount we anticipate spending on research and development for the fiscal year ending June 30, 2008 is approximately $500,000.

Item 7.  Financial Statements
-----------------------------


Hybrid Fuels, Inc.
(A Development Stage Company)

June 30, 2007

                                                                                             Index


Report of Independent Registered Public Accounting Firm........................................F-1

Consolidated Balance Sheets....................................................................F-2

Consolidated Statements of Operations..........................................................F-3

Consolidated Statements of Cash Flows..........................................................F-4

Consolidated Statement of Stockholders' Equity.................................................F-5

Notes to the Consolidated Financial Statements.................................................F-7

                             [MANNING ELLIOT LOGO]


M A N N I N G  E L L I O T T     11th floor, 1050 West Pender Street, Vancouver,
                                 BC, Canada V6E 3S7
CHARTERED ACCOUTNANTS            Phone: 604. 714. 3600  Fax: 604. 714. 3669
                                 Web: manningelliott.com



             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Stockholders and Board of Directors of Hybrid Fuels, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Hybrid Fuels, Inc. (A Development Stage Company) as of June 30, 2007 and 2006 and the related statements of operations, cash flows and stockholders' equity (deficit) for the years then ended and accumulated for the period from January 28, 1998 (Date of Inception) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hybrid Fuels, Inc. (A Development Stage Company), as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated for the period from January 28, 1998 (Date of Inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States.

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



/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 10, 2007

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                         June 30,       June 30,
                                                                                           2007           2006
                                                                                            $              $
ASSETS

Current Assets

  Cash                                                                                      3,965           3,533
  Prepaid expenses                                                                              -          25,500
--------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                        3,965          29,033

Property and Equipment (Note 4)                                                           820,602               -

Intangible Assets (Note 5)                                                                505,784               -
--------------------------------------------------------------------------------------------------------------------

Total Assets                                                                            1,330,351          29,033
====================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

  Accounts payable                                                                        137,229          62,804
  Accrued liabilities                                                                      30,316          28,874
  Note payable and other advances (Note 6)                                                 50,048          47,334
  Due to related parties (Note 7)                                                         229,704         209,371
  Due to a former director (Note 8)                                                       326,701         326,701
  Current portion of capital lease obligation (Note 11)                                     7,349               -
--------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                 781,347         675,084

Capital Lease Obligation (Note 11)                                                         10,374               -

Redeemable and Restricted Common Shares (Note 10(a)(ii))                                  222,767         222,767
--------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                       1,014,488         897,851
--------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 10)

Stockholders' Equity (Deficit)

Common Stock: $0.001 par value; 50,000,000 shares authorized;
30,052,933 shares issued and outstanding (2006 - 26,332,933 shares)                        30,053          26,333

Additional Paid-in Capital                                                              2,416,847       1,006,967

Common Stock Subscribed (Note 9(a))                                                        20,000               -

Donated Capital                                                                           656,286         547,375

Accumulated Other Comprehensive Loss                                                         (582)              -

Deficit Accumulated During the Development Stage                                       (2,806,741)     (2,449,493)
--------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                                      315,863        (868,818)
--------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                                    1,330,351          29,033
====================================================================================================================

            (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)


Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)

                                                            Accumulated from
                                                             January 28, 1998               For the
                                                           (Date of Inception)            Year Ended
                                                               to June 30,                 June 30,
                                                                  2007                2007            2006
                                                                   $                   $               $
Revenue                                                                -                   -              -
--------------------------------------------------------------------------------------------------------------

Expenses

  Deposits and advances written-off                              305,512                   -              -
  Depreciation                                                   108,342             108,342              -
  Foreign exchange loss                                           30,309               9,495         11,568
  General and administrative (Note 7(b))                       1,797,367             160,500        176,837
  Imputed interest (Notes 7(a) and 8)                            558,786              78,911         78,911
  Research and development                                        16,925                   -              -
--------------------------------------------------------------------------------------------------------------

Total Operating Expenses                                       2,817,241             357,248        267,316
--------------------------------------------------------------------------------------------------------------

Operating Loss                                                (2,817,241)           (357,248)      (267,316)

Other Income

  Gain on settlement of debt                                      10,500                   -         10,500
--------------------------------------------------------------------------------------------------------------
Net Loss                                                      (2,806,741)           (357,248)      (256,816)

Other Comprehensive Loss

  Foreign currency translation adjustment                           (582)               (582)             -
--------------------------------------------------------------------------------------------------------------

Comprehensive Loss                                            (2,807,323)           (357,830)      (256,816)
==============================================================================================================

Net Loss Per Share - Basic and Diluted                                                 (0.01)         (0.01)
==============================================================================================================

Weighted Average Shares Outstanding                                               28,310,000     25,939,000
==============================================================================================================




            (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)


Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)

                                                                  Accumulated from
                                                                  January 28, 1998
                                                                 (Date of Inception)       For the Year Ended
                                                                      To June 30,               June 30,
                                                                         2007              2007          2006
                                                                          $                 $             $
Operating Activities

  Net loss                                                            (2,806,741)         (357,248)     (256,816)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Accrued executive compensation                                       324,000                 -             -
    Amortization of deferred compensation and other stock-based
    compensation                                                         377,337            25,500        53,000
    Deposits and advances written-off                                    305,512                 -             -
    Depreciation and amortization                                        108,342           108,342             -
    Donated services                                                      97,500            30,000        30,000
    Foreign exchange translation loss                                      7,189                 -             -
    Gain on settlement of debt                                           (10,500)                -       (10,500)
    Imputed interest                                                     558,786            78,911        78,911
    Other                                                                   (502)                -             -

  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                             222,446            75,867        20,458
    Due to related parties                                                15,721            15,721             -
------------------------------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities                                   (800,910)          (22,907)      (84,947)
------------------------------------------------------------------------------------------------------------------

Investing Activities

  Deposits and advances                                                 (255,512)                -             -
------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                   (255,512)                -             -
------------------------------------------------------------------------------------------------------------------

Financing Activities

  Advances from related parties                                          215,873             4,612         5,272
  Advances from a former director                                          2,701                 -             -
  Repayment of capital lease obligation                                   (3,542)           (3,542)            -
  Proceeds from issuance of note payable                                  33,732                 -             -
  Proceeds from advances                                                 136,700                 -             -
  Proceeds from issuance of restricted common stock                      223,000                 -             -
  Proceeds from issuance of common stock                                 425,473                 -        78,081
  Proceeds from common stock subscribed                                   20,000            20,000             -
------------------------------------------------------------------------------------------------------------------

Net Cash Provided By Financing Activities                              1,053,937            21,070        83,353
------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                                    6,450             2,269         4,181
------------------------------------------------------------------------------------------------------------------

Increase in Cash                                                           3,965               432         2,587

Cash - Beginning of Period                                                     -             3,533           946
------------------------------------------------------------------------------------------------------------------

Cash - End of Period                                                       3,965             3,965         3,533
==================================================================================================================

Non-cash Investing and Financing Activities

  Purchase of equipment under capital lease                               21,265            21,265             -
  Common shares issued to settle debt                                     82,500                 -        82,500
  Common shares issued to acquire property and equipment and
    intangible assets                                                  1,413,600         1,413,600             -
==================================================================================================================

Supplemental Disclosures

  Interest paid                                                              454               454             -
  Income taxes paid                                                            -                 -             -
==================================================================================================================

            (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)


Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
Accumulated from January 28, 1998 (Date of Inception) to June 30, 2007 (expressed in U.S. dollars)

                                                                                                             Deficit
                                                                                              Accumulated  Accumulated    Total
                                                    Additional  Common                           Other      During the Stockholders'
                                                     Paid-in    Stock    Donated    Deferred  Comprehensive Devlopments   Equity
                                  # of     Par Value Capital  Subscribed Capital  Compensation    Loss         Stage     (Deficit)
                                 Shares        $        $         $         $          $           $            $           $

Balance at January 28, 1998
(Date of Inception)                     -           -        -         -         -          -          -             -           -
Shares issued to effect a
  reverse merger                15,000,00      15,000    3,398         -         -          -          -       (18,398)          -
Net loss for the period                 -           -        -         -         -          -          -       (93,633)    (93,633)
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998       15,000,000      15,000    3,398         -         -          -          -      (112,031)    (93,633)
Issuance of 1,900,000 shares    1,900,000       1,900   (1,900)        -         -          -          -             -           -
Issuance of shares for cash        23,600          24   13,576         -         -          -          -             -      13,600
Imputed Interest                        -           -        -         -    26,000          -          -             -      26,000
Net loss for the year                   -           -        -         -         -          -          -      (308,377)   (308,377)
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999       16,923,600      16,924   15,074         -    26,000          -          -      (420,408)   (362,410)
Cancellation of shares
  previously issued            (1,900,000)     (1,900)   1,900         -         -          -          -             -           -
Issuance of shares for no
  consideration                 3,000,000       3,000   (3,000)        -         -          -          -             -           -
Issuance of shares pursuant
  to a subscription agreement   1,500,000       1,500  148,500         -         -          -          -             -     150,000
Imputed Interest                        -           -        -         -    30,735          -          -             -      30,735
Net loss for the year                   -           -        -         -         -          -          -      (324,144)   (324,144)
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000       19,523,600      19,524  162,474         -    56,735          -          -      (744,552)   (505,819)
Issuance of shares to settle
  debt                          1,100,000       1,100  123,368         -         -          -          -             -     124,468
Imputed interest                        -           -        -         -    59,202          -          -             -      59,202
Net loss for the year                   -           -        -         -         -          -          -      (312,660)   (312,660)
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001       20,623,600      20,624  285,242         -   115,937          -          -    (1,057,212)   (634,809)
Issuance of shares to settle
  debt                            200,000         200    9,800         -         -          -          -             -      10,000
Issuance of shares for services   100,000         100    4,900         -         -          -          -             -       5,000
Issuance of shares for cash       377,000         376   30,810         -         -          -          -             -      31,186
Imputed interest                        -           -        -         -    58,932          -          -             -      58,932
Net loss for the year                   -           -        -         -         -          -          -      (167,850)   (167,850)
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2002       21,300,600      21,300  331,352         -   174,869          -          -    (1,225,062)   (697,541)
Issuance of shares to settle
  debt                            600,000         600   77,400         -         -          -          -             -      78,000
Issuance of shares for cash        50,000          50    5,633         -         -          -          -             -       5,683
Imputed interest                        -           -        -         -    68,733          -          -             -      68,733
Net loss for the year                   -           -        -         -         -          -          -      (253,935)   (253,935)
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2003       21,950,600      21,950  414,385         -   243,602          -          -    (1,478,997)   (799,060)
Issuance of shares to settle
  debt                             67,778          68   13,723         -         -          -          -             -      13,791
Issuance of shares for services   755,833         756  116,581         -         -          -          -             -     117,337
Issuance of shares for cash       597,769         598   81,139         -         -          -          -             -      81,737
Imputed interest                        -           -        -         -    78,452          -          -             -      78,452
Donated services                        -           -        -         -     7,500          -          -             -       7,500
Deferred compensation                   -           -        -         -         -    (27,299)         -             -     (27,299)
Net loss for the year                   -           -        -         -         -          -          -      (312,249)   (312,249)
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004       23,371,980      23,372  625,828         -   329,554    (27,299)         -    (1,791,246)   (839,791)
----------------------------------------------------------------------------------------------------------------------------------

              (The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
Accumulated from January 28, 1998 (Date of Inception) to June 30, 2007 (expressed in U.S.dollars)

                                                                                                             Deficit
                                                                                              Accumulated  Accumulated       Total
                                                    Additional  Common                            Other     During the Stockholders'
                                                      Paid-in    Stock    Donated   Deferred  Comprehensive Development     Equity
                                # of     Par Value    Capital  Subscribed Capital Compensation    Loss         Stage       (Deficit)
                               Shares        $           $         $         $          $           $            $             $

Balance at June 30, 2004    23,371,980     23,372     625,828       -    329,554    (27,299)            -    (1,791,246)   (839,791)
Issuance of shares for
services                     1,100,000      1,100     163,900       -          -          -             -             -     165,000
Issuance of shares for cash    703,000        703      57,583       -          -          -             -             -      58,286
Imputed interest                     -          -           -       -     78,910          -             -             -      78,910
Donated services                     -          -           -       -     30,000          -             -             -      30,000
Deferred compensation                -          -           -       -          -    (51,201)            -             -     (51,201)
Net loss for the year                -          -           -       -          -          -             -      (401,431)   (401,431)
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2005    25,174,980     25,175     847,311       -    438,464    (78,500)            -    (2,192,677)   (960,227)
Reallocation of par value
   of redeemable and
   restricted shares (Note
   7(b))                       232,753        233           -       -          -          -             -             -         233
Issuance of shares to
settle debt                    375,000        375      82,125       -          -          -             -             -      82,500
Issuance of shares for cash    550,200        550      77,531       -          -          -             -             -      78,081
Imputed interest                     -          -           -       -     78,911          -             -             -      78,911
Donated services                     -          -           -       -     30,000          -             -             -      30,000
Deferred compensation                -          -           -       -          -     78,500             -             -      78,500
Net loss for the year                -          -           -       -          -          -             -      (256,816)   (256,816)
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2006    26,332,933     26,333   1,006,967       -    547,375          -             -    (2,449,493)   (868,818)
Issuance of shares for
acquiring assets             3,720,000      3,720   1,409,880       -          -          -             -             -   1,413,600
Common stock subscribed              -          -           -  20,000          -          -             -             -      20,000
Imputed interest                     -          -           -       -     78,911          -             -             -      78,911
Donated services                     -          -           -       -     30,000          -             -             -      30,000
Foreign currency
translation                          -          -           -       -          -          -          (582)            -        (582)
Net loss for the year                -          -           -       -          -          -             -      (357,248)   (297,094)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2007    30,052,933     30,053   2,416,847  20,000    656,286          -          (582)   (2,806,741)    376,017
====================================================================================================================================

              (The Accompanying Notes are an Integral Part of the
                       Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(expressed in U.S. dollars)

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

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As at June 30, 2007, the Company had a working capital deficit of $777,382 and has accumulated losses of $2,806,741 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

     (c)  Use of Estimates

          The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of long-lived assets, stock-based compensation, donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

     (e)  Foreign Currency Translation

          The functional currency of the wholly-owned subsidiary is the Canadian dollar. The financial statements of this subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52 "Foreign Currency Translation". Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders' equity. A cumulative translation adjustment of $582 as of June 30, 2007 has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheet. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

          Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Monetary assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in the results of operations.

     (f)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007, the Company's only component of comprehensive loss was foreign currency translation adjustments. As at June 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (g)  Financial Instruments

          The fair values of certain financial instruments, including include cash, accounts payable, accrued liabilities, notes and advances payable, due to related parties, due to a former director and capital lease obligation approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of the capital lease obligation is estimated to approximate its carrying value based on borrowing rates currently available to the Company for loans with similar terms. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to hedge exposure to foreign currency risk.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

     (h)  Income Taxes

          The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

     (i)  Stock-based Compensation

          Prior to January 1, 2006, the Company accounted for employee stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified prospective transition method. The Company had not issued any stock options and had no unvested share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

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

     (j)  Property and Equipment

          Property and equipment are recorded at cost. Amortization has been provided using the following rates and methods:

          Building                                      10 years straight line
          Equipment                                     5 years straight line
          Tractor                                       5 years straight line

     (k)  Intangible Assets

          Intangible assets consist of intellectual property, including engineering and proprietary design of a hydroponics green grass growing system and are recorded at cost. Amortization of these costs has been provided over their estimated useful life of 5 years using the straight line method.

     (l)  Long-lived Assets

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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

     (m)  Recently Issued Accounting Pronouncements

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

     (n)  Recently Adopted Accounting Pronouncements

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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

     (n)  Recently Adopted Accounting Pronouncements (continued)

          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The early adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

          In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The early adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

          In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

3.   Asset Purchase Agreement

     On December 14, 2006, the Company entered into an Asset Purchase Agreement ("Agreement") to acquire certain assets that include a steel-construction cattle barn and ethanol plant, interior operating systems, equipment, a gasifier and facility designs at fair value of $851,618, and intellectual property at fair value of $561,982, totaling $1,413,600. Pursuant to the terms of the Agreement, the Company issued 3,720,000 shares of common stock at a fair value of $0.38 per share. Of these issued shares a director of the Company and the President of the Company received a total of 1,860,000 shares and a shareholder received 1,193,333 shares.

4.   Property and Equipment

                                                                                     June 30,          June 30,
                                                                                       2007              2006
                                                                   Accumulated     Net Carrying      Net Carrying
                                                      Cost         Amortization        Value            Value
                                                        $               $                $                $
      Buildings                                      765,160          41,508            723,652              -
      Equipment                                       86,458           8,646             77,812              -
      Tractor                                         21,265           2,127             19,138
      -------------------------------------------------------------------------------------------------------------
                                                     872,883          52,281            820,602              -
      =============================================================================================================

     The tractor is under capital lease.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(expressed in U.S. dollars)

5.   Intangible Assets

                                                                                     June 30,          June 30,
                                                                                       2007              2006
                                                                  Accumulated     Net Carrying      Net Carrying
                                                      Cost        Amortization        Value             Value
                                                       $                $               $                 $

      Intellectual property rights                     561,982       56,198           505,784                -
      ===========================================================================================================

     The following is the estimated annual amortization expense for each of the next five years:

                                       $

                         2008        112,400
                         2009        112,400
                         2010        112,400
                         2011        112,400
                         2012         56,184
                                     -------
                                     505,784
                                     =======

6.   Note Payable and Other Advances

     (a) On September 15, 2000, the Company issued a note to a company controlled by the President of the Company for Cdn$50,000 payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. The note payable was $47,215 after translation into U.S. dollars as at June 30, 2007 (June 30, 2006 - $44,655).

     (b) As at June 30, 2007, cash advances totalling $2,833 (Cdn$3,000) (June 30, 2006 - $2,679 (Cdn$3,000)) from unrelated parties are non-interest bearing, unsecured and due on demand.

7.   Related Party Transactions

     (a) A shareholder is owed $200,677 (June 30, 2006 - $199,371) for payment of rent, office expenses and professional fees on behalf of the Company. Imputed interest of $29,906 (2006 - $29,906), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. This amount owing is unsecured, non-interest bearing and due on demand.

          On December 14, 2006, the Company issued 1,193,333 shares of common stock to this shareholder at a fair value of $0.38 per share pursuant to an Asset Purchase Agreement. See Note 3.

     (b) During the year ended June 30, 2007, the Company recognized a total of $30,000 (2006 - $30,000) for donated services provided by the President of the Company.

     (c) At June 30, 2007, officers of the Company are owed $29,027 (2006 - $10,000) for advances and expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.

     (d) On December 14, 2006, the Company issued a total of 1,860,000 shares of common stock to a director and to the President of the Company at a fair value of $0.38 per share pursuant to an Asset Purchase Agreement. See Note 3.

8.   Amounts Owing to a Former Director

     The former President, who was also a director of the Company, is owed $326,701 as at June 30, 2007 (June 30, 2006 - $326,701). This amount is unsecured, non-interest bearing and due on demand. During the fiscal year ended June 30, 2007, imputed interest of $49,005 (2006 - $49,005), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(expressed in U.S. dollars)

9.   Common Stock

     (a) During the fiscal year ended June 30, 2007, the Company accepted stock subscriptions for 58,800 shares of restricted common stock at $0.34 per share for proceeds of $20,000. As at June 30, 2007, the proceeds are recorded in common stock subscribed. On September 4, 2007, the 58,800 shares of common stock were issued.

     (b) On December 14, 2006, the Company issued 3,720,000 shares of common stock at a fair value of $1,413,600 pursuant to an Asset Purchase Agreement. See Note 3.

     (c) On April 18, 2006, the Company issued 299,000 shares of common stock at a price of $0.17 per share for proceeds of $50,487 (Cdn$58,486).

     (d) On February 13, 2006, the Company issued 30,000 shares of common stock at a price of $0.15 per share for cash proceeds of $4,506 (Cdn$5,192).

     (e) On January 31, 2006, the Company issued 12,000 shares of common stock at a price of $0.14 per share for cash proceeds of $1,734 (Cdn$1,990).

     (f) On January 6, 2006, the Company issued 6,600 shares of common stock at a price of $0.13 per share for cash proceeds of $863 (Cdn$1,000).

     (g) On January 5, 2006, the Company issued 15,500 shares of common stock at a price of $0.14 per share for cash proceeds of $2,153 (Cdn$2,500).

     (h) On December 13, 2005, the Company issued 30,000 shares of common stock at a price of $0.08 per share for cash proceeds of $2,539 (Cdn$3,000), and 20,000 shares of common stock at a price of $0.13 per share for cash proceeds of $2,585 (Cdn$3,000).

     (i) On December 9, 2005, the Company issued 50,400 shares of common stock at a price of $0.10 per share for cash proceeds of $5,051 (Cdn$5,990).

     (j) On October 5, 2005, the Company issued 30,000 shares of common stock at a price of $0.08 per share for cash proceeds of $2,532 (Cdn$3,000), and 56,700 shares of common stock at a price of $0.10 per share for cash proceeds of $5,631 (Cdn$6,590).

     (k) On August 16, 2005, the Company issued 375,000 shares of common stock at a fair value of $82,500 to settle an outstanding debt of $50,000 and accrued interest of $43,000, resulting in a gain on debt settlement of $10,500.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(expressed in U.S. dollars)

10.  Commitments and Contingencies

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

          ii) Between October 1998 and June 1999, the management at that time sold a total of 361,120 common shares of the Company to 34 subscribers on the basis of an Offering Memorandum ("Offering") that contained a significant number of inaccuracies. A total of $223,000 was raised pursuant to this Offering. Management had concerns regarding possible misstatements, omissions and misleading statements. On the advice of legal counsel, the Company offered these 34 subscribers the option of receiving restricted stock as the Company did not have the funds to repay these amounts to the subscribers. Those who opted to receive restricted stock were also given an undertaking that they would receive a rescission offer when the Company was in a position to repay their money plus appropriate interest, in return for a return of the restricted stock, or they could elect to retain the stock. To date, 23 subscribers, have, pursuant to this offer received 232,753 shares, representing $158,000. The remaining 11 subscribers, who paid $65,000 for 128,367 shares, did not respond to the offer. These subscriptions were recorded as redeemable and restricted common shares until rescission rights have been revoked.

     (b) On December 16, 2006, the Company entered into a Joint Venture Agreement with a third party to develop two facilities that will utilize the Company's proprietary technology. The Company is obligated to contribute its proprietary technology having an equivalent agreed upon value of Cdn$9,000,000.

     (c) The Company is committed to a lease for the land where its building is located. The Company is required to pay a monthly rent of $1,000 up to December 31, 2008 when the lease expires.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(expressed in U.S. dollars)

11.  Capital Lease Obligation

          During the year ended June 30, 2007, the Company assumed a leasing arrangement involving equipment. The lease is for a term expiring on October 31, 2009, and requires payments of $671 (Cdn$711) per month.

          The following represents future minimum lease payments under capital leases and the present value of the minimum lease payments as of June 30, 2007:

                                                                          $
                                                            2008          8,053
                                                            2009          8,053
                                                            2010          2,685
                                                                    ------------
                                            Total lease payments         18,791
           Less: Amounts representing interest at 4.9% per annum         (1,068)
                                                                    ------------
                         Present value of minimum lease payments         17,723
               Current portion of obligation under capital lease         (7,349)
                                                                    ------------
             Long-term portion of obligation under capital lease         10,374
                                                                    ============

12.  Income Taxes

     The Company has net operating losses carried forward of approximately $1,603,000 available to offset taxable income in future years which begin expiring in fiscal 2018.

     The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the years ended June 30, 2007 and 2006 as a result of the following:

                                                                      Year Ended             Year Ended
                                                                       June 30,               June 30,
                                                                         2007                   2006
                                                                          $                      $

Income tax benefit computed at statutory rates                        (125,037)                (89,886)

Non-deductible expenses                                                 38,119                  56,669

Valuation allowance change                                              86,918                  33,217
---------------------------------------------------------------------------------------------------------
Provision for income taxes                                                   -                       -
=========================================================================================================

     Significant components of the Company's deferred tax assets and liabilities as at June 30, 2007 and 2006, after applying enacted corporate income tax rates, are as follows:

                                                                        June 30,             June 30,
                                                                          2007                 2006
                                                                            $                    $
Deferred tax asset

  Net operating losses carried forward                                  561,050              448,603

  Valuation allowance                                                  (535,521)            (448,603)
---------------------------------------------------------------------------------------------------------

Total deferred tax asset                                                 25,529                 -

Deferred tax liability

  Property and equipment                                                (25,529)                -
---------------------------------------------------------------------------------------------------------
Net deferred income tax asset                                              -                    -
=========================================================================================================

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

CODE OF ETHICS

The Company has adopted a code of ethics that applies to our executive officers and directors. This code of ethics is posted the Company's website at www.hybridfuels.com. The Code of Ethics is filed as Exhibit 14.1 to this report.

Item 8B. OTHER INFORMATION
--------------------------

N/A

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
--------------------------------------------------


As of June 30, 2006, the Board had a membership of three Directors: Douglas Dickie (Acting President/CEO and Acting CFO), Rolly Hein (Acting
Secretary-Treasurer)and Dale Johnson.

On July 12, 2006, Douglas Dickie (incumbent Director), Rolly Hein (incumbent Director) and Edward Melenka were elected to the Board of Directors at the annual shareholder meeting held July 12, 2006 in Winfield, BC, Canada.



The following table sets forth the name, age, and position of each of the persons who were serving as executive officers of Hybrid Fuels Inc. as of June 30, 2007:

NAME            AGE          POSITION                 DIRECTOR OR OFFICER SINCE

Douglas Dickie   60     President/Director            April 12, 2006

Rolly Hein       62     Secretary-Treasurer/          April 12, 2006
                        Director

Edward Melenka   65     Director                      July 12, 2006

The present and principal occupations of our directors and executive officers during the last five years are set forth below:

Douglas Dickie
--------------
Mr. Dickie (60) has been the Acting President/CEO/CFO and Director for Hybrid Fuels since April 12, 2006. Mr. Dickie has a farming background in eastern Saskatchewan. He earned a Bachelor of Science Degree in Pharmacy from the University of Saskatchewan in 1968; practiced pharmacy in Saskatchewan, the Yukon and Vernon, BC, where he currently resides. Mr. Dickie has owned and operated various pharmacies; served as a Director of Peoples Drug Mart (BC) Ltd. and numerous private companies, and is currently a member of the College of Pharmacists of BC.

Rolly Hein
----------
Rolly Hein (62) has been the Acting Vice President/Secretary-Treasurer and Director since April 12, 2006. Mr. Hein is a former two-term Mayor of the District of Lake Country, BC, Canada and has been engaged in the cattle and meat processing business for 40 years. Mr. Hein has been very active in protecting watersheds and in creating more opportunities on agricultural lands, specifically in the creation of the Mayor's Task Force on Agriculture and the resolution of Council for the creation of an Agricultural Advisory Commission within the District.

Edward Melenka
--------------
Edward Melenka (65) was born and raised in Trail, BC. Mr. Melenka graduated from the University of British Columbia in 1966 with a Bachelor of Science in Pharmacy. Upon graduation he joined Woodwards Stores Ltd as a practicing pharmacist. Shortly thereafter he moved into the management sector leading to several upper management positions during 15 years of service with the company. In 1984, Mr. Melenka began a new career in Vancouver as the General Manager of Peoples Drug Mart Ltd., a retail pharmacy group of 55 stores. Early in 1993 he became the General Manager of a sister company, Unipharm Wholesale Drugs Ltd., a major pharmaceutical distribution company in BC servicing 170 retail pharmacies throughout BC and the Yukon. In 1996 he was appointed CEO for the company, servicing Unipharm until his retirement in 2004. Thereafter, he relocated to the Okanagan Valley to become owner and manager of Aurora Orchard, a 15-acre parcel.

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

The Company believes that all Section 16(a) Securities and Exchange Commission filing requirements applicable to our directors and executive officers for the fiscal year ended June 30, 2007 were timely met.

AUDIT COMMITTEE

Pursuant to the footnote by regulation S-B Item 401(f) and SEC Release 33-8220, the Company is not subject to the audit committee disclosures at this time.

Item 10.  EXECUTIVE COMPENSATION
--------------------------------

President and CEO, Douglas Dickie, donated services valued at $30,000 during the period from July 1, 2006 to June 30, 2007 inclusive.

                           SUMMARY COMPENSATION TABLE
                   Annual compensation         Long term compensation
-----------------------------------------------------------------------------
                                 Other   Restricted Securities   LTIP    All
                                 Annual    stock    underlying   payouts other
Name &          Yr  Salary Bonus Compen-   awards   options/SARs  ($)    Compen-
Principal            ($)    ($)  sation($)  ($)        (#)               sation
Position
-----------------------------------------------------------------------------
Douglas Dickie 2007   nil   -0-    -0-      -0-         -0-       -0-     -0-
Douglas Dickie 2006   nil   -0-    -0-      -0-         -0-       -0-     -0-
Paul Warkentin 2006   nil   -0-    -0-      -0-         -0-       -0-     -0-
Paul Warkentin 2005   nil   -0- 11,358      -0-         -0-       -0-     -0-
Paul Warkentin 2004   nil   -0-    -0-      -0-         -0-       -0-     -0-
Clay Larson    2004   nil   -0-    -0-      -0-         -0-       -0-     -0-
Pres./CEO      2003 72,000  -0-    -0-      -0-         -0-       -0-     -0-
Alan Urschel   2004 13,670  -0-    -0-      -0-         -0-       -0-     -0-
Pres./CEO
-----------------------------------------------------------------------------

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

The following table sets forth as of October 12, 2007, the name and the number of shares of the Registrant's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 30,111,733 issued and outstanding shares (see Consolidated Statement of Shareholders Equity in Financial Statements) of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


Title  of   Name and Address of       Amount and Nature of     Percentage of
Class       Beneficial Owner          Beneficial Ownership     Class
--------------------------------------------------------------------------------
Common      Donald  Craig                    2,293,333                 7.62%
            12650 Ponderosa Road
            Winfield, B.C. V4V 2G8

Common      Douglas Dickie (1)               1,641,033                 5.45%
            237 Main Street
            Box 880
            Niverville, MB
            R0A 1E0

Common      Rolly Hein (1)                     100,000                 0.33%
            237 Main Street
            Box 880
            Niverville, MB
            R0A 1E0

Common      Edward Melenka (1)                 810,882                 2.69%
            237 Main Street
            Box 880
            Niverville, MB
            R0A 1E0

Common      Killaloe Ltd.                    2,000,000                 6.64%
            Don Murray,
            Drake Chambers,
            Tortula, BVI

--------------------------------------------------------------------------------
Common      Total Officers and Directors
            as a  Group (3 Persons)          2,551,915                 8.47%
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



Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Donald Craig, who owns more than 5% of the issued shares of the Company, is owed $200,677 (June 30, 2006 - $199,371) for payment of rent, office expenses and professional fees on behalf of the Company. Imputed interest of $29,906 (2006 - $29,906), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. This amount owing is unsecured, non-interest bearing and due on demand.

Current President, Douglas Dickie, donated services valued at $30,000 during the period from July 1, 2006 to June 30, 2007 inclusive.

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

Exhibit 32.1 Principal Executive Officer Certification (section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.2 Principal Financial Officer Certification (section 906 of the Sarbanes-Oxley Act of 2002)

(1)  Incorporated by reference to Form 10-SB filed February 7, 2000.

(2)  Incorporated by reference to Form 10-QSB filed May 15, 2001.


b. REPORTS ON FORM 8-K:

On December 15, 2006, Hybrid Fuels Inc., issued a press release announcing an asset acquisition (incorporated by reference to Form 8K filed December 15, 2006).

On December 19, 2006, Hybrid Fuels Inc., issued a press release announcing a joint venture agreement between its wholly-owned subsidiary Hybrid Fuels (Canada) Inc. and the A4 Bar Cattle Company Ltd. (incorporated by reference to Form 8K filed December 21, 2006).


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

The following table discloses accounting fees and services that we paid to our auditor, Manning Elliott:

Type Of Services Rendered           Fiscal Yr 2007    Fiscal Yr 2006

Audit Fees                          $15,250           $8,900
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


Hybrid Fuels, Inc.

Date: October 15, 2007

By: /s/ Douglas Dickie                          By: /s/ Rolly Hein
----------------------                          ------------------

Name: Douglas Dickie                            Name: Rolly Hein
Title: President/CEO/CFO                        Title: Secretary-Treasurer