Form 10QSB
period 2007-09-30
HYBRID FUELS INC
filed 2007-11-14
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2007

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

The number of issued and outstanding shares of the registrant's common stock as of November 13, 2007 was 30,111,733.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                   TABLE OF CONTENTS


PART-I      FINANCIAL INFORMATION                                                    PAGE

Item 1      Financial Statements...............................................       3

Item 2      Plan of Operation..................................................       4

Item 3      Controls and Procedures............................................       9


PART-II     OTHER INFORMATION                                                        PAGE

Item 1      Legal Proceedings..................................................       9

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds........       9

Item 3      Defaults Upon Senior Securities....................................       9

Item 4      Submission of Matters to a Vote of Security Holders................       9

Item 5      Other Information..................................................      10

Item 6      Exhibits and Reports on Form 8-K...................................      10

            Signature..........................................................      10

Hybrid Fuels, Inc.
(A Development Stage Company)

September 30, 2007

                                                                                          Index


Consolidated Balance Sheets................................................................F-1

Consolidated Statements of Operations......................................................F-2

Consolidated Statements of Cash Flows......................................................F-3

Notes to the Consolidated Financial Statements.............................................F-4

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                               September 30,      June 30,
                                                                                   2007            2007
                                                                                     $              $
                                                                                (Unaudited)
ASSETS
Current Assets
  Cash                                                                              1,521         3,965
--------------------------------------------------------------------------------------------------------
Total Current Assets                                                                1,521         3,965
Property and Equipment (Note 4)                                                   798,212       820,602
Intangible Assets (Note 5)                                                        491,619       505,784
--------------------------------------------------------------------------------------------------------
Total Assets                                                                    1,291,352     1,330,351
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                                                157,527       137,229
  Accrued liabilities                                                              42,030        30,316
  Note payable and other advances (Note 6)                                         53,429        50,048
  Due to related parties (Note 7)                                                 248,509       229,704
  Due to a former director (Note 8)                                               326,701       326,701
  Current portion of capital lease obligation (Note 11)                             7,942         7,349
--------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                         836,138       781,347
Capital Lease Obligation (Note 11)                                                  9,053        10,374
Redeemable and Restricted Common Shares (Note 10(a)(ii))                          222,767       222,767
--------------------------------------------------------------------------------------------------------
Total Liabilities                                                               1,067,958     1,014,488
--------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 10)

Stockholders' Equity

Common Stock: $0.001 par value; 50,000,000 shares authorized;
30,111,733 shares issued and outstanding (June 30, 2007 - 30,052,933 shares)       30,112        30,053
Additional Paid-in Capital                                                      2,436,788     2,416,847
Common Stock Subscribed (Note 9)                                                        -        20,000
Donated Capital                                                                   683,514       656,286
Accumulated Other Comprehensive Loss                                               (1,437)         (582)
Deficit Accumulated During the Development Stage                               (2,925,583)   (2,806,741)
--------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                        223,394       315,863
--------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                      1,291,352     1,330,351
========================================================================================================

        (The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                            Accumulated from
                                                            January 28, 1998               For the
                                                          (Date of Inception)        Three Months Ended
                                                            to September 30,            September 30,
                                                                  2007               2007            2006
                                                                   $                   $               $

Revenue                                                                -                   -                -
-------------------------------------------------------------------------------------------------------------
Expenses

  Deposits and advances written-off                              305,512                   -                -
  Depreciation and amortization                                  147,316              38,974                -
  Foreign exchange loss                                           42,750              12,441              507
  General and administrative (Note 7(b))                       1,845,066              47,699           45,235
  Imputed interest (Notes 7(a) and 8)                            578,514              19,728           19,728
  Research and development                                        16,925                   -                -
-------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                       2,936,083             118,842           65,470
-------------------------------------------------------------------------------------------------------------
Operating Loss                                                (2,936,083)           (118,842)         (65,470)
Other Income
  Gain on settlement of debt                                      10,500                   -                -
-------------------------------------------------------------------------------------------------------------
Net Loss                                                      (2,925,583)           (118,842)         (65,470)
Other Comprehensive Loss
  Foreign currency translation adjustment                         (1,437)               (855)               -
-------------------------------------------------------------------------------------------------------------
Comprehensive Loss                                            (2,927,020)           (119,697)         (65,470)
=============================================================================================================
Net Loss Per Share - Basic and Diluted                                                     -                -
=============================================================================================================
Weighted Average Shares Outstanding                                               30,070,000       26,333,000
=============================================================================================================

        The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)


Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                                                 For the
                                                                                            Three Months Ended
                                                                                              September 30,
                                                                                           2007            2006
                                                                                             $               $

  Operating Activities
  Net loss                                                                               (118,842)        (65,470)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                          38,974               -
    Donated services                                                                        7,500           7,500
    Imputed interest                                                                       19,728          19,728

  Changes in operating assets and liabilities:
    Prepaid expenses                                                                            -          13,250
    Accounts payable and accrued liabilities                                               32,012          21,942
    Due to related parties                                                                 15,378               -
------------------------------------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                                      (5,250)         (3,050)
------------------------------------------------------------------------------------------------------------------
Investing Activities

  Purchase of property and equipment                                                       (1,184)              -
------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                      (1,184)              -
------------------------------------------------------------------------------------------------------------------
Financing Activities

  Advances from related parties                                                             3,428               -
  Repayment of capital lease obligation                                                    (1,826)              -
------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                                                   1,602               -
------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                                     2,388             255
------------------------------------------------------------------------------------------------------------------
Decrease in Cash                                                                           (2,444)         (2,795)
Cash - Beginning of Period                                                                  3,965           3,533
------------------------------------------------------------------------------------------------------------------
Cash - End of Period                                                                        1,521             738
==================================================================================================================
Supplemental Disclosures

  Interest paid                                                                             1,707               -
  Income taxes paid                                                                             -               -
==================================================================================================================

        The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)


Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(expressed in U.S. dollars)
(unaudited)


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

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As at September 30, 2007, the Company had a working capital deficit of $834,617 and has accumulated losses of $2,925,583 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(expressed in U.S. dollars)
(unaudited)


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

     (f)  Foreign Currency Translation

          The functional currency of the wholly-owned subsidiary is the Canadian dollar. The financial statements of this subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52 "Foreign Currency Translation". Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders' equity. A cumulative translation adjustment of $1,437 as of September 30, 2007 has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheet. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

          Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Monetary assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in the results of operations.

     (g)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2007 and June 30, 2007, the Company's only component of comprehensive loss was foreign currency translation adjustments.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(expressed in U.S. dollars)
(unaudited)


2.   Summary of Significant Accounting Policies (continued)

     (h)  Financial Instruments

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

     (i)  Income Taxes

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

     (j)  Stock-based Compensation

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

     (k)  Property and Equipment

          Property and equipment are recorded at cost. Amortization has been provided using the following rates and methods:

          Building                                      10 years straight line
          Equipment                                     5 years straight line
          Computer Equipment                            3 years straight line
          Tractor                                       5 years straight line

     (l)  Intangible Assets

          Intangible assets consist of intellectual property, including engineering and proprietary design of a hydroponics green grass growing system and are recorded at cost. Amortization of these costs has been provided over their estimated useful life of 5 years using the straight line method.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(expressed in U.S. dollars)
(unaudited)


2.   Summary of Significant Accounting Policies (continued)

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

     (n)  Recently Issued Accounting Pronouncements

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

     (o)  Recently Adopted Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans
          - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(expressed in U.S. dollars)
(unaudited)


2.   Summary of Significant Accounting Policies (continued)

     (o)  Recently Adopted Accounting Pronouncements (continued)

          In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.


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


4.   Property and Equipment

                                                                                       September 30,      June 30,
                                                                                           2007             2007
                                                                       Accumulated     Net Carrying     Net Carrying
                                                        Cost          Amortization         Value           Value
                                                         $                 $                 $               $

     Buildings                                         765,160            60,793             704,367      723,652
     Equipment                                          86,458            13,004              73,454       77,812
     Computer equipment                                  1,184                89               1,095            -
     Tractor                                            22,701             3,405              19,296       19,138
     ------------------------------------------------------------------------------------------------------------
                                                       875,503            77,291             798,212      820,602
     ============================================================================================================

     The tractor is under capital lease.


5.   Intangible Assets

                                                                                       September 30,      June 30,
                                                                                           2007             2007
                                                                       Accumulated     Net Carrying     Net Carrying
                                                        Cost          Amortization         Value           Value
                                                         $                 $                 $               $

     Intellectual property rights                      561,982            70,363             491,619      505,784
     ================================================================================================================

     The following is the estimated annual amortization expense for each of the next five years:

                                                                  $

                                              2008                98,235
                                              2009               112,400
                                              2010               112,400
                                              2011               112,400
                                              2012                56,184
                                                                 -------
                                                                 491,619
                                                                 =======

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(expressed in U.S. dollars)
(unaudited)


6.   Note Payable and Other Advances

     (a) On September 15, 2000, the Company issued a note to a company controlled by the President of the Company for Cdn$50,000 payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. The note payable was $50,405 after translation into U.S. dollars as at September 30, 2007 (June 30, 2007 - $47,215).

     (b) As at September 30, 2007, cash advances totalling $3,024 (Cdn$3,000) (June 30, 2007 - $2,833 (Cdn$3,000)) from unrelated parties are non-interest bearing, unsecured and due on demand.


7.   Related Party Transactions

     (a) A shareholder is owed $204,104 (June 30, 2007 - $200,677) for payment of rent, office expenses and professional fees on behalf of the Company. Imputed interest of $7,476 (2006 - $7,476), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. This amount owing is unsecured, non-interest bearing and due on demand.

     (b) During the three month period ended September 30, 2007, the Company recognized a total of $7,500 (2006 - $7,500) for donated services provided by the President of the Company.

     (c) At September 30, 2007, officers of the Company are owed $44,405 (June 30, 2007 - $29,027) for advances and expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.


8.   Amounts Owing to a Former Director

     The former President, who was also a director of the Company, is owed $326,701 as at September 30, 2007 (June 30, 2007 - $326,701). This amount is unsecured, non-interest bearing and due on demand. During the three month period ended September 30, 2007, imputed interest of $12,251 (2006 - $12,251), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.


9.   Common Stock

     On September 18, 2007, the Company issued 58,800 shares of restricted common stock at $0.34 per share for proceeds of $20,000. The proceeds were received in May 2007 and recorded as common stock subscribed as at June 30, 2007.


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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(expressed in U.S. dollars)
(unaudited)


10.  Commitments and Contingencies (continued)

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

     c) The Company is committed to a lease for the land where its building is located. The Company is required to pay a monthly rent of CDN$1,000 up to December 31, 2008 when the lease expires.


11.  Capital Lease Obligation

     During the year ended June 30, 2007, the Company assumed a leasing arrangement involving equipment. The lease is for a term expiring on October 31, 2009, and requires payments of $717 (Cdn$711) per month.

     The following represents future minimum lease payments under capital leases and the present value of the minimum lease payments as of September 30, 2007:

                                                                                            $

     2008                                                                                  6,448
     2009                                                                                  8,598
     2010                                                                                  2,866
     ----------------------------------------------------------------------------------------------
     Total lease payments                                                                 17,912
     Less: Amounts representing interest at 4.9% per annum                                  (917)
     ----------------------------------------------------------------------------------------------
     Present value of minimum lease payments                                              16,995
     Current portion of obligation under capital lease                                    (7,942)
     ---------------------------------------------------------------------------------------------
     Long-term portion of obligation under capital lease                                   9,053
     ==============================================================================================

ITEM 2.  Plan of Operation
--------------------------

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and other similar expressions identify forward-looking statements that involve risks and uncertainties. The reader should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB and our Form 10-KSB for the fiscal year ended June 30, 2007. Actual results could differ materially from the results discussed in the forward-looking statements. Hybrid Fuels Inc. ("the Company") assumes no responsibility to correct or update the forward-looking statements as circumstances change and therefore, the forward-looking statements should be assumed to speak only as at the date of the filing of this report.

Hybrid Fuels Inc. is a development-stage company and has had no income since the inception date of June 10, 1998. The Company is unlikely to have any significant cash flow until after the quarter ending December 31, 2007.

As at June 30, 2007, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception. As of September 30, 2007, the Company has a working capital deficit of $(834,617).

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

The cattle barn at the Oyama facility has been designed to accommodate 200 head of cattle and the hydroponics barley-grass growing system. The barns have also been designed to raise beef cattle under controlled atmospheric conditions. The buildings are constructed from prefabricated metal, insulated sufficiently to keep the cattle warm in cold weather and cool in warm weather. The barns include air-to-air heat exchangers that in cold weather, exchange the warm, heavily moisture-laden barn air with fresh air from outside, that is heated and dried as it passes through a heat exchanger.

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

Once the facility is operating at full capacity, we project that the ethanol production will be approximately 200 US gallons (800 litres) per day. The ethanol is intended to be "de-natured" with approximately 2% diesel fuel so there is no pure ethanol accessible in the plant. Ethanol produced by the first facility is expected to be used in the gasification process. It is expected that using ethanol in this process will result in a significant increase in heat energy, ie. BTUs, for the purpose of electrical power generation.

The hydroponics barley-grass growing system is expected to produce a ration of 10-15 pounds per day of fresh grass per animal, year round, regardless of climate. We believe the grass unit for the 200-head barn represents the approximate equivalent of 400 acres of grass growing land.

The Company has no immediate funding source except through private sources and until one facility is fully operational and demonstrates cash flow Hybrid Fuels Inc., and our wholly-owned subsidiary Hybrid Fuels (Canada), expects to have limited access to banks, trust companies, and other traditional lending sources.

Estimated operating costs to December 31, 2007 total $280,000. This estimate includes $120,000 for cattle and feed, $90,000 for payables (excluding related party loans and accrued executive salaries), $40,000 for technical support and labor and $30,000 for contingencies and other operating expenses. These estimates are subject to change based on conditions outside of management's control and actual experience with operating the first facility.

Operations are expected to commence once the initial testing of the facility's gasifier/burner, air exchange and feed system are completed and ready for the first delivery of cattle. Management expects that this will be completed before the quarter ending March 31, 2008. However, it must be emphasized that any delay in the completion of these tasks will also delay commencement of operations. It is difficult to establish the start date of operations since the Company is relying on third parties to complete the facility which includes work by testing consultants and timely provision of equipment and installation. Therefore, completion of these tasks is not entirely under our control.

The facility will not be run at full capacity until approximately four months have passed from the facility becoming operational. During this four-month period we believe that we will have sufficient data to estimate revenue streams and expenses to establish comprehensive business plans.

The Company expects to expand the size of the cattle barn in future facilities to accommodate 400 head of cattle for economy of scale. The Company believes the additional heat energy that will be generated as a result of this expansion makes it feasible to develop renewable energy generation systems. It is expected that each facility could produce approximately 400 US gallons (1,600 litres) of ethanol daily, generate up to one megawatt of power, finish up to 1,200 head of cattle annually and provide up to 5 full-time jobs. The hydroponics section of the 400-head barn is designed to have the grass growing capacity equivalent to approximately 800 acres of grassland.

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

The Project will initially consist of the construction of two facilities - each utilizing Hybrid Fuels' proprietary technology together with the industry expertise and cattle provided by A4 Bar Cattle Company Ltd. Construction is expected to start in the quarter ending December 31, 2007.

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


Results of Operations For The Three Months Ended September 30, 2007
-------------------------------------------------------------------

The net loss for the present quarter is $(118,842) compared to $(65,470) for the comparable quarter last year. The difference is largely attributable to the quarterly depreciation and amortization expense of $38,974 for the Oyama facility that was acquired in December 2006. There was also a foreign-exchange loss of $12,441.

At the end of the quarter, the Company had cash of $1,521 compared to $3,965 at June 30, 2007. As at September 30, 2007, the Company had a working capital deficit of $(834,617) compared to $(777,382) as at June 30, 2007.

The President and CEO of the Company donated services in the amount of $7,500 in the current quarter.

Although we currently do not have significant cash reserves, related parties have indicated a willingness to provide operating capital in exchange for restricted common shares. These related parties are under no obligation and no assurances can be given that they will continue to do so. The Company is also actively pursuing other potential sources of financing.


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

4. We have a history of operating losses and an accumulated deficit, as of September 30, 2007, of ($2,925,583).

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

10. The production of beef and electrical power are both highly competitive. Giant companies compete in both markets with significant competitive advantages.Many competitors of the Company have significantly greater resources and experience than the Company. Additionally, competitors of the Company may have better access to financial and marketing resources superior to those available to the Company. With the resources and name recognition that competitors possess, the Company may face severe adversity entering the markets it is pursuing. There is no assurance the Company will be able to overcome the competitive disadvantages it will face as a small, start-up company with limited capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

On September 4, 2007, 58,800 shares of restricted common stock were issued to one investor for cash at a price of $0.34 per share for total proceeds of $20,000.

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


Dated: November 14, 2007