Form 10QSB
period 2007-12-31
HYBRID FUELS INC
filed 2008-02-19
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2007

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

The number of issued and outstanding shares of the registrant's common stock as of February 15, 2008 was 30,111,733.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART-I   FINANCIAL INFORMATION                                              PAGE

Item 1   Financial Statements............................................... F-1

Item 2   Plan of Operation..................................................   1

Item 3   Controls and Procedures............................................   6


PART-II  OTHER INFORMATION                                                  PAGE

Item 1   Legal Proceedings..................................................   6

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds .......   6

Item 3   Defaults Upon Senior Securities....................................   6

Item 4   Submission of Matters to a Vote of Security Holders................   6

Item 5   Other Information..................................................   7

Item 6   Exhibits and Reports on Form 8-K...................................   7

         Signature..........................................................   7

Hybrid Fuels, Inc.
(A Development Stage Company)

December 31, 2007

                                                                        Index



Consolidated Balance Sheets...............................................F-1

Consolidated Statements of Operations.....................................F-2

Consolidated Statements of Cash Flows.....................................F-3

Notes to the Consolidated Financial Statements............................F-4

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                     December 31,      June 30,
                                                                                         2007            2007
                                                                                          $               $
                                                                                     (unaudited)
ASSETS

Current Assets

  Cash                                                                                        252           3,965
--------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                          252           3,965

Property and Equipment (Note 4)                                                           773,547         820,602

Intangible Assets (Note 5)                                                                477,454         505,784
--------------------------------------------------------------------------------------------------------------------
Total Assets                                                                            1,251,253       1,330,351
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                                                        203,938         137,229
  Accrued liabilities                                                                      34,782          30,316
  Note payable and other advances (Note 6)                                                 54,028          50,048
  Due to related parties (Note 7(a) and (c))                                              255,605         229,704
  Due to a former director (Note 8)                                                       326,701         326,701
  Current portion of capital lease obligation (Note 11)                                     8,129           7,349
--------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                 883,183         781,347

Capital Lease Obligation (Note 11)                                                          7,085          10,374

Redeemable and Restricted Common Shares (Note 10(a)(ii))                                  222,767         222,767
--------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                       1,113,035       1,014,488
--------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 10)

Stockholders' Equity

Common Stock: $0.001 par value; 50,000,000 shares authorized;
30,111,733 shares issued and outstanding (June 30, 2007 - 30,052,933 shares)               30,112          30,053

Additional Paid-in Capital                                                              2,436,788       2,416,847

Common Stock Subscribed                                                                         -          20,000

Donated Capital                                                                           710,741         656,286

Accumulated Other Comprehensive Loss                                                       (1,591)           (582)

Deficit Accumulated During the Development Stage                                       (3,037,832)     (2,806,741)
--------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                138,218         315,863
--------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                              1,251,253       1,330,351
====================================================================================================================

                The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                            Accumulated from
                                             January 28, 1998            For the                    For the
                                            (Date of Inception)    Three Months Ended           Six Months Ended
                                              to December 31,         December 31,                December 31,
                                                   2007             2007         2006          2007          2006
                                                     $               $             $            $             $
Revenue                                                   -               -            -             -             -
-----------------------------------------------------------------------------------------------------------------------

Expenses

  Deposits and advances written-off                 305,512               -            -             -             -
  Depreciation and amortization                     186,364          39,048            -        78,022             -
  Foreign exchange loss (gain)                       44,948           2,198      (4,985)        14,639        (4,478)
  General and administrative (Note 7(b))          1,896,342          51,276       60,452        98,975       105,686
  Imputed interest (Notes 7(a) and 8)               598,241          19,727       19,727        39,455        39,456
  Research and development                           16,925               -            -             -             -
-----------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                          3,048,332         112,249       75,194       231,091       140,664
-----------------------------------------------------------------------------------------------------------------------

Operating Loss                                   (3,048,332)       (112,249)     (75,194)     (231,091)     (140,664)

Other Income

  Gain on settlement of debt                         10,500               -            -             -             -
-----------------------------------------------------------------------------------------------------------------------

Net Loss                                        (3,037,832)        (112,249)     (75,194)     (231,091)     (140,664)

Other Comprehensive Loss

  Foreign currency translation adjustment            (1,591)           (154)            -       (1,009)             -
-----------------------------------------------------------------------------------------------------------------------
Comprehensive Loss                               (3,039,423)       (112,403)     (75,194)     (232,100)     (140,664)
=======================================================================================================================

Net Loss Per Share - Basic and Diluted                                    -            -         (0.01)        (0.01)
=======================================================================================================================

Weighted Average Shares Outstanding                              30,112,000   26,859,000    30,091,000    26,596,000
=======================================================================================================================



                The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                                                 For the
                                                                                             Six Months Ended
                                                                                               December 31,
                                                                                            2007          2006
                                                                                             $             $
  Operating Activities

    Net loss                                                                                (231,091)     (140,664)

    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                           78,022         3,967
      Donated services                                                                        15,000        15,000
      Imputed interest                                                                        39,455        39,456

    Changes in operating assets and liabilities:

      Prepaid expenses                                                                             -        25,500
      Accounts payable and accrued liabilities                                                71,175        51,243
      Due to related parties                                                                  22,046         4,500
  ------------------------------------------------------------------------------------------------------------------
  Net Cash Used In Operating Activities                                                       (5,393)         (998)
  ------------------------------------------------------------------------------------------------------------------

  Investing Activities

    Purchase of property and equipment                                                        (1,184)            -
  ------------------------------------------------------------------------------------------------------------------
  Net Cash Used in Investing Activities                                                       (1,184)            -
  ------------------------------------------------------------------------------------------------------------------

  Financing Activities

    Advances from related parties                                                              3,855             -
    Repayment of capital lease obligation                                                     (3,799)            -
  ------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By Financing Activities                                                       56             -
  ------------------------------------------------------------------------------------------------------------------
  Effect of Exchange Rate Changes on Cash                                                      2,808        (1,855)
  ------------------------------------------------------------------------------------------------------------------

  Decrease in Cash                                                                            (3,713)       (2,853)

  Cash - Beginning of Period                                                                   3,965         3,533
  ------------------------------------------------------------------------------------------------------------------
  Cash - End of Period                                                                           252           680
  ==================================================================================================================

  Non-cash investing and Financing Activities

    Common shares issued to acquire property and equipment and
    intangible assets                                                                              -     1,413,600
  ==================================================================================================================

  Supplemental Disclosures

    Interest paid                                                                                196             -
    Income taxes paid                                                                              -             -
  ==================================================================================================================


                The Accompanying Notes are an Integral Part of the Consolidated Financial Statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(expressed in U.S. dollars)
(unaudited)

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

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As at December 31, 2007, the Company had a working capital deficit of $882,931 and has accumulated losses of $3,037,832 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company expects that future capital requirements for developing and expanding technologies will be met through stock offerings by way of private placements.

2.   Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          These consolidated financial statements represent the consolidation of the Company and its wholly-owned subsidiary, Hybrid Fuels (Canada) Inc. The Company's fiscal year end is June 30.

     (b)  Interim Financial Statements

          The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(expressed in U.S. dollars)
(unaudited)

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

     (f)  Foreign Currency Translation

          The functional currency of the wholly-owned subsidiary is the Canadian dollar. The financial statements of this subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52 "Foreign Currency Translation". Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders' equity. A cumulative translation adjustment of $1,591 as of December 31, 2007 has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheet. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

          Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Monetary assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in the results of operations.

     (g)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2007 and 2006, the Company's only component of comprehensive loss was foreign currency translation adjustments.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(expressed in U.S. dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

     (h)  Financial Instruments

          The fair values of certain financial instruments, including cash, accounts payable, accrued liabilities, notes and advances payable, due to related parties and due to a former director approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of the capital lease obligation is estimated to approximate its carrying value based on borrowing rates currently available to the Company for loans with similar terms. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to hedge exposure to foreign currency risk.

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

     (j)  Stock-based Compensation

          Prior to January 1, 2006, the Company accounted for employee stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "Share Based Payments", using the modified prospective transition method. The Company had not issued any stock options and had no unvested share based payments prior to January 1, 2006. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(expressed in U.S. dollars)
(unaudited)

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

     (n)  Recently Issued Accounting Pronouncements

          In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007) "Business Combinations". SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

          In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(expressed in U.S. dollars)
(unaudited)

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

4.   Property and Equipment

                                                                                   December 31,        June 30,
                                                                                       2007              2007
                                                                  Accumulated      Net Carrying      Net Carrying
                                                     Cost        Amortization          Value            Value
                                                     $                $                 $                $
     Buildings                                      765,160           80,080              685,080      723,652
     Equipment                                       86,459           17,363               69,096       77,812
     Computer equipment                               1,184              177                1,007            -
     Tractor under capital lease                     22,955            4,591               18,364       19,138
     ---------------------------------------------------------------------------------------------------------------
                                                    875,758          102,211              773,547      820,602
     ===============================================================================================================

     The tractor is under capital lease.

5.   Intangible Assets

                                                                                   December 31,        June 30,
                                                                                       2007              2007
                                                                  Accumulated      Net Carrying      Net Carrying
                                                     Cost         Amortization        Value             Value
                                                       $               $                $                 $
     Intellectual property rights                      561,982       84,528            477,454          505,784
     ===============================================================================================================


     The following is the estimated annual amortization expense for each of the next five years:

                                           $

                        2008             84,070
                        2009            112,400
                        2010            112,400
                        2011            112,400
                        2012             56,184
                                     -----------
                                        477,454
                                     ===========

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(expressed in U.S. dollars)
(unaudited)

6.   Note Payable and Other Advances

     (a) On September 15, 2000, the Company issued a note to a company controlled by the President of the Company for Cdn$50,000 payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. The note payable was $50,970 after translation into U.S. dollars as at December 31, 2007 (June 30, 2007 - $47,215).

     (b) As at December 31, 2007, cash advances totalling $3,058 (Cdn$3,000) (June 30, 2007 - $2,833 (Cdn$3,000)) from unrelated parties are non-interest bearing, unsecured and due on demand.


7.   Related Party Transactions

     (a) A shareholder is owed $204,652 (June 30, 2007 - $200,677) for payment of rent, office expenses and professional fees on behalf of the Company. Imputed interest of $14,952 (2006 - $14,953), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. This amount owing is unsecured, non-interest bearing and due on demand.

     (b) During the six month period ended December 31, 2007, the Company recognized a total of $15,000 (2006 - $15,000) for donated services provided by the President of the Company.

     (c) At December 31, 2007, officers of the Company are owed $50,953 (June 30, 2007 - $29,027) for advances and expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.


8.   Amounts Owing to a Former Director

     The former President, who was also a director of the Company, is owed $326,701 as at December 31, 2007 (June 30, 2007 - $326,701). This amount is unsecured, non-interest bearing and due on demand. During the six month period ended December 31, 2007, imputed interest of $24,503 (2006 - $24,503), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.


9.   Common Stock

     On September 18, 2007, the Company issued 58,800 shares of common stock at $0.34 per share for proceeds of $20,000. The proceeds were received in May 2007 and recorded as common stock subscribed as at June 30, 2007.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(expressed in U.S. dollars)
(unaudited)

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

     (c) The Company is committed to a lease for the land where its building is located. The Company is required to pay monthly rent of Cdn$1,000 up to December 31, 2008 when the lease expires.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2007
(expressed in U.S. dollars)
(unaudited)

11.  Capital Lease Obligation

     During the year ended June 30, 2007, the Company assumed a leasing arrangement involving equipment. The lease is for a term expiring on October 31, 2009, and requires payments of $725 (Cdn$711) per month.

     The following represents future minimum lease payments under capital leases and the present value of the minimum lease payments as of December 31, 2007:

                                                                            $

     2008                                                                 4,347
     2009                                                                 8,694
     2010                                                                 2,898
     ---------------------------------------------------------------------------

     Total lease payments                                                15,939
     Less: Amounts representing interest at 4.9% per annum                 (725)
     ---------------------------------------------------------------------------

     Present value of minimum lease payments                             15,214
     Current portion of obligation under capital lease                   (8,129)
     ---------------------------------------------------------------------------

     Long-term portion of obligation under capital lease                  7,085
     ===========================================================================

12.  Subsequent Event

     On January 24, 2008, the Company received share subscriptions of Cdn$2,000 for 11,600 shares of common stock to be issued.

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

Hybrid Fuels Inc. is a development-stage company and has had no income since the inception date of June 10, 1998. The Company is unlikely to have any significant cash flow until after the quarter ending March 31, 2008.

As at June 30, 2007, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception. As of December 31, 2007, the Company has a working capital deficit of $(882,931).

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

The Company has no immediate sources of funding except through private sources. Until one facility is fully operational and demonstrates cash flow Hybrid Fuels Inc., and our wholly-owned subsidiary Hybrid Fuels (Canada), expects to have limited access to banks, trust companies, and other traditional lending sources.

Estimated operating costs to March 31, 2008 total $280,000. This estimate includes $120,000 for cattle and feed, $90,000 for payables (excluding related party loans and accrued executive salaries), $40,000 for technical support and labor and $30,000 for contingencies and other operating expenses. These estimates are subject to change based on conditions outside of management's control and actual experience with operating the first facility.

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

On December 16, 2006 a formal agreement was signed between the Company's wholly-owned subsidiary Hybrid Fuels (Canada) Inc. and the A4 Bar Cattle Company Ltd., covering the joint venture between the two companies, known as the 'Siksika A4 Bar Farm Operations Project.' The site of the project is located approximately 60 miles east of Calgary, Alberta, Canada on the land of the Siksika First Nations. Construction of the Project was expected to commence in 2007 but has been delayed up to this point due to the inability of the A4 Bar Cattle Company Ltd. to obtain the necessary financing.

The Project is planned to consist of the construction of two facilities - each utilizing Hybrid Fuels' proprietary technology together with the industry expertise and cattle provided by A4 Bar Cattle Company Ltd.

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


Results of Operations For The Three Months Ended December 31, 2007
------------------------------------------------------------------

The net loss for the present quarter is $(112,249) compared to $(75,194) for the comparable quarter last year. The difference is largely attributable to the quarterly depreciation and amortization expense of $39,048 for the Oyama facility that was acquired in December 2006. There was also a foreign-exchange loss in the present quarter of $2,198.

At the end of the quarter, the Company had cash of $252 compared to $3,965 at June 30, 2007. As at December 31, 2007, the Company had a working capital deficit of $(882,931) compared to $(777,382) as at June 30, 2007.

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

4. We have a history of operating losses and an accumulated deficit, as of December 31, 2007, of ($3,037,832).

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


Dated: February 19, 2008