Form 10QSB
period 2008-03-31
HYBRID FUELS INC
filed 2008-05-19
CIK 1104200

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-QSB

          [X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2008

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

The number of issued and outstanding shares of the registrant's common stock as of May 15, 2008 was 30,111,733.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS

PART-I    FINANCIAL INFORMATION                                             PAGE

Item 1    Financial Statements.............................................. F-1

Item 2    Plan of Operation..................................................  1

Item 3    Controls and Procedures............................................  6


PART-II   OTHER INFORMATION                                                 PAGE

Item 1    Legal Proceedings..................................................  6

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds .......  6

Item 3    Defaults Upon Senior Securities....................................  6

Item 4    Submission of Matters to a Vote of Security Holders................  7

Item 5    Other Information..................................................  7

Item 6    Exhibits and Reports on Form 8-K...................................  7

          Signature..........................................................  7

Hybrid Fuels, Inc.
(A Development Stage Company)

March 31, 2008

                                                                                   Index

Consolidated Balance Sheets.........................................................F-1

Consolidated Statements of Operations...............................................F-2

Consolidated Statements of Cash Flows...............................................F-3

Notes to the Consolidated Financial Statements......................................F-4

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(expressed in U.S. dollars)

                                                                                                   March 31,          June 30,
                                                                                                     2008               2007
                                                                                                      $                  $
                                                                                                 (unaudited)

ASSETS
Current Assets

  Cash                                                                                                  347               3,965
--------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                                    347               3,965

Property and Equipment (Note 4)                                                                     747,972             820,602

Intangible Assets (Note 5)                                                                          421,487             505,784
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                      1,169,806           1,330,351
================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                                                                  217,155             137,229
  Accrued liabilities                                                                                34,355              30,316
  Note payable and other advances (Note 6)                                                           51,850              50,048
  Due to related parties (Note 7(a) and (c))                                                        261,607             229,704
  Due to a former director (Note 8)                                                                 326,701             326,701
  Current portion of capital lease obligation (Note 9)                                                7,898               7,349
--------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                           899,566             781,347

Capital Lease Obligation (Note 9)                                                                     4,788              10,374

Redeemable and Restricted Common Shares (Note 11(a)(ii))                                            222,767             222,767
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                                 1,127,121           1,014,488
--------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 11)

Stockholders' Equity

Common Stock: $0.001 par value; 50,000,000 shares authorized;
30,111,733 shares issued and outstanding (June 30, 2007 - 30,052,933 shares)                         30,112              30,053

Additional Paid-in Capital                                                                        2,436,788           2,416,847

Common Stock Subscribed (Note 10)                                                                     1,946              20,000

Donated Capital                                                                                     737,970             656,286

Accumulated Other Comprehensive Loss                                                                   (732)               (582)

Deficit Accumulated During the Development Stage                                                 (3,163,399)         (2,806,741)
--------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                           42,685             315,863
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                        1,169,806           1,330,351
================================================================================================================================

                          (The accompanying notes are an integral part of these consolidated financial statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                                     Accumulated from
                                                     January 28, 1998                For the                       For the
                                                    (Date of Inception)       Three Months Ended              Nine Months Ended
                                                        to March 31,                March 31,                      March 31,
                                                            2008               2008           2007           2008            2007
                                                              $                  $              $              $               $
Revenue                                                           -               -               -               -               -
------------------------------------------------------------------------------------------------------------------------------------

Expenses

  Deposits and advances written-off                         305,512               -               -               -               -
  Depreciation and amortization                             267,187          80,823          20,998         158,845          24,965
  Foreign exchange loss (gain)                               35,257          (9,691)           (570)          4,948          (3,867)
  General and administrative (Note 7(b))                  1,931,049          34,707          28,752         133,682         130,310
  Imputed interest (Notes 7(a) and 8)                       617,969          19,728          19,728          59,183          59,183
  Research and development                                   16,925               -               -               -               -
------------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                  3,173,899         125,567          68,908         356,658         210,591
------------------------------------------------------------------------------------------------------------------------------------
Operating Loss                                           (3,173,899)       (125,567)        (68,908)       (356,658)       (210,591)

Other Income

  Gain on settlement of debt                                 10,500               -               -               -               -
------------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                 (3,163,399)       (125,567)        (68,908)       (356,658)       (210,591)

Other Comprehensive Loss

  Foreign currency translation adjustment                      (732)            859               -            (150)              -
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Loss                                       (3,164,131)       (124,708)        (68,908)       (356,808)       (210,591)
====================================================================================================================================
Net Loss Per Share - Basic and Diluted                                            -               -           (0.01)          (0.01)
====================================================================================================================================
Weighted Average Shares Outstanding                                      30,112,000      30,053,000      30,098,000      27,731,000
====================================================================================================================================

                       (The accompanying notes are an integral part of these consolidated financial statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                                                      For the Nine Months
                                                                                                             Ended
                                                                                                           March 31,
                                                                                                    2008               2007
                                                                                                      $                  $

  Operating Activities
    Net loss                                                                                      (356,658)          (210,591)

    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                158,845             24,965
      Donated services                                                                              22,500             22,500
      Imputed interest                                                                              59,183             59,183
      Stock-based compensation                                                                           -             25,500

    Changes in operating assets and liabilities:
      Accounts payable and accrued liabilities                                                      83,965             61,492
      Due to related parties                                                                        30,189             13,584
------------------------------------------------------------------------------------------------------------------------------
  Net Cash Used In Operating Activities                                                             (1,976)            (3,367)
------------------------------------------------------------------------------------------------------------------------------
  Investing Activities

     Purchase of property and equipment                                                             (1,184)                 -
------------------------------------------------------------------------------------------------------------------------------
  Net Cash Used in Investing Activities                                                             (1,184)                 -
------------------------------------------------------------------------------------------------------------------------------
  Financing Activities

    Advances from related parties                                                                    1,713              3,366
    Repayment of capital lease obligation                                                           (5,037)                 -
    Common stock subscribed                                                                          1,946                  -
------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided By (Used In) Financing Activities                                               (1,378)             3,366
------------------------------------------------------------------------------------------------------------------------------
  Effect of Exchange Rate on Changes on Cash                                                           920             (1,462)
------------------------------------------------------------------------------------------------------------------------------
  Decrease in Cash                                                                                  (3,618)            (1,463)

  Cash - Beginning of Period                                                                         3,965              3,533
------------------------------------------------------------------------------------------------------------------------------
  Cash - End of Period                                                                                 347              2,070
==============================================================================================================================
  Non-cash Investing and Financing Activities

    Common shares issued to acquire property and equipment and
      intangible assets                                                                                  -          1,413,600
==============================================================================================================================
  Supplemental Disclosures

    Interest paid                                                                                      590                  -
    Income taxes paid                                                                                    -                  -
==============================================================================================================================

                              (The accompanying notes are an integral part of these consolidated financial statements)

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(expressed in U.S. dollars)
(unaudited)

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

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As at March 31, 2008, the Company had a working capital deficit of $899,219 and has accumulated losses of $3,163,399 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(expressed in U.S. dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

     (b)  Interim Financial Statements

          The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 2007.

          The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position at March 31, 2008 and June 30, 2007, and the consolidated results of its operations and consolidated cash flows for the three and nine months ended March 31, 2008 and 2007. The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

     (e)  Earnings (Loss) per Share

          The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per shares ("EPS") on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(expressed in U.S. dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

     (g)  Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2008 and 2007, the Company's only component of comprehensive loss was foreign currency translation adjustments.

     (h)  Financial Instruments

          The fair values of cash, accounts payable, accrued liabilities, notes and advances payable, due to related parties, and due to a former director approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of the capital lease obligation is estimated to approximate its carrying value based on borrowing rates currently available to the Company for loans with similar terms. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to hedge exposure to foreign currency risk.

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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(expressed in U.S. dollars)
(unaudited)

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

     (n)  Recent Accounting Pronouncements

          In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". This statement replaces SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

          In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(expressed in U.S. dollars)
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

     (o)  Recent Accounting Pronouncements (continued)

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

          In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.


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


4.   Property and Equipment

                                                                        March 31,          June 30,
                                                                          2008              2007
                                                      Accumulated     Net Carrying      Net Carrying
                                       Cost          Amortization         Value             Value
                                        $                  $                $                 $

     Buildings                       765,160            99,366           665,794           723,652
     Equipment                        86,459            21,721            64,738            77,812
     Computer equipment                1,184               266               918                 -
     Tractor                          22,030             5,508            16,522            19,138
     ---------------------------------------------------------------------------------------------
                                     874,833           126,861           747,972           820,602
     =============================================================================================

     The tractor is under capital lease.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(expressed in U.S. dollars)
(unaudited)

5.   Intangible Assets

                                                                         March 31,         June 30,
                                                                           2008              2007
                                                     Accumulated       Net Carrying      Net Carrying
                                       Cost         Amortization          Value             Value
                                        $                $                  $                 $
     Intellectual property rights    561,982           140,495           421,487           505,784
     =============================================================================================

     The following is the estimated annual amortization expense for each of the next five years:

                                                 $

                                   2008       28,103
                                   2009      112,400
                                   2010      112,400
                                   2011      112,400
                                   2012       56,184
                                             -------
                                             421,487
                                             =======


6.   Note Payable and Other Advances

     (a) On September 15, 2000, the Company issued a note to a company controlled by the President of the Company for Cdn$50,000 payable on or before September 15, 2001 plus 8% interest. The Company extended repayment of the note until the completion of a financing arrangement. The note payable was $48,915 after translation into U.S. dollars as at March 31, 2008 (June 30, 2007 - $47,215).

     (b) As at March 31, 2008, cash advances totalling $2,935 (Cdn$3,000) (June 30, 2007 - $2,833 (Cdn$3,000)) from unrelated parties are non-interest bearing, unsecured and due on demand.


7.   Related Party Transactions

     (a) A shareholder is owed $210,522 (June 30, 2007 - $200,677) for payment of rent, office expenses and professional fees on behalf of the Company. Imputed interest of $22,429 (2007 - $22,429), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital. This amount owing is unsecured, non-interest bearing and due on demand.

     (b) During the nine month period ended March 31, 2008, the Company recognized a total of $22,500 (2007 - $22,500) for donated services provided by the President of the Company.

     (c) As at March 31, 2008, officers of the Company are owed $51,085 (June 30, 2007 - $29,027) for advances and expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and due on demand.


8.   Amounts Owing to a Former Director

     The former President, who was also a director of the Company, is owed $326,701 as March 31, 2008 (June 30, 2007 - $326,701). This amount is unsecured, non-interest bearing and due on demand. During the nine month period ended March 31, 2008, imputed interest of $36,754 (2007 - $36,754), calculated at a rate of 15% per annum, was charged to operations and treated as donated capital.

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(expressed in U.S. dollars)
(unaudited)

9.   Capital Lease Obligation

     During the year ended June 30, 2007, the Company assumed a leasing arrangement involving equipment. The lease is for a term expiring on October 31, 2009, and requires payments of $696 (Cdn$711) per month.

     The following represents future minimum lease payments under capital leases and the present value of the minimum lease payments as of March 31, 2008:

                                                                            $
       2008                                                               2,086
       2009                                                               8,343
       2010                                                               2,781
       ------------------------------------------------------------------------
       Total lease payments                                              13,210
       Less: Amounts representing interest at 4.9% per annum               (524)
       ------------------------------------------------------------------------
       Present value of minimum lease payments                           12,686
       Current portion of obligation under capital lease                 (7,898)
       ------------------------------------------------------------------------
       Long-term portion of obligation under capital lease                4,788
       ========================================================================


10.  Common Stock

     (a) On September 18, 2007, the Company issued 58,800 shares of common stock at $0.34 per share for proceeds of $20,000. The proceeds were received in May 2007 and recorded as common stock subscribed as at June 30, 2007.

     (b) On January 24, 2008, the Company accepted stock subscriptions for 11,600 shares of common stock at $0.17 per share for proceeds of $1,946 (Cdn$2,000). As at March 31, 2008, the proceeds are recorded as common stock subscribed.


11.  Commitments and Contingencies

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

Hybrid Fuels, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2008
(expressed in U.S. dollars)
(unaudited)

11.  Commitments and Contingencies

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

Hybrid Fuels Inc. is a development-stage company and has had no income since the inception date of June 10, 1998. The Company is unlikely to have any significant cash flow until after the fiscal year ending June 30, 2008.

As at June 30, 2007, our independent auditors raised a substantial doubt about our ability to continue as a going concern because we have not generated any revenues and have conducted operations at a loss since inception. As of March 31, 2008, the Company has a working capital deficit of $(899,219).

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

Estimated operating costs to June 30, 2008 total $400,000. This estimate includes $125,000 for cattle and feed, $200,000 for payables (excluding related party loans and accrued executive salaries), $50,000 for technical support and labor and $25,000 for contingencies and other operating expenses. These estimates are subject to change based on conditions outside of management's control and actual experience with operating the first facility.

Operations are expected to commence once the initial testing of the facility's gasifier/burner, air exchange and feed system are completed and ready for the first delivery of cattle. Management expects that this will be completed before the fiscal year ending June 30, 2008. However, it must be emphasized that any delay in the completion of these tasks will also delay commencement of operations. It is difficult to establish the start date of operations since the Company is relying on third parties to complete the facility which includes work by testing consultants and timely provision of equipment and installation. Therefore, completion of these tasks is not entirely under our control.

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

Construction of the Project was expected to commence in the current fiscal year ending June 30, 2008 but has been delayed due to the inability of the A4 Bar Cattle Company Ltd. to obtain the necessary financing. There can be no assurance that this project will be initiated and developed as intended.

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


Results of Operations For The Three Months Ended March 31, 2008
---------------------------------------------------------------

The net loss for the present quarter is $(125,567) compared to $(68,908) for the comparable quarter last year. The difference is largely attributable to depreciation and amortization expense for the present quarter of $80,823 compared to $20,998 for the comparable quarter last year. This expense is related to the Oyama facility that was acquired in December 2006. There was also a foreign-exchange gain in the present quarter of $9,691.

At the end of the quarter, the Company had cash of $347 compared to $3,965 at June 30, 2007. As at March 31, 2008, the Company had a working capital deficit of $(899,219) compared to $(777,382) as at June 30, 2007.

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

4. We have a history of operating losses and an accumulated deficit, as of March 31, 2008, of ($3,163,399).

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

13. Since May 2003, the Canadian beef market has suffered as a consequence of the United States limiting imports from Canada because of an isolated case of Bovine Spongiorm Encephalopathy (BSE). A recurrence of BSE in Canada could potentially have an adverse effect on the Company even though the age of finished cattle raised within our controlled facilities are planned to be under the current 30-month age restriction on beef imported into the U.S.

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


Dated: May 19, 2008